Form 10-Q
period 1999-06-30
CENTENNIAL COMMUNICATIONS CORP
filed 1999-08-25
CIK 1028468

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended June 30, 1999

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ___________ to ____________

                      CENTENNIAL COMMUNICATIONS CORP.
            (Exact name of Registrant as specified in its charter)

          State of Delaware                                 84-1324155
   (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                       Identification No.)


       1528 Wazee Street, Suite 200                              80202
           Denver, Colorado                                    (Zip Code)
(Address of principal executive offices)

      Registrant's telephone number, including area code: (303) 405-0475

     Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes ___ No X
           -

The number of shares outstanding of the Registrant's common stock as of August 24, 1999 was:


          Common stock- 3,502,750 shares

                        CENTENNIAL COMMUNICATIONS CORP.
                               TABLE OF CONTENTS

                                                                                                               Page Number
                                                                                                               -----------
                                              PART I - FINANCIAL INFORMATION
                                              ------------------------------

Item 1 - Financial Statements
------

Condensed Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998 (Unaudited) ..................      2
Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months   Ended
   June 30, 1999 and 1998 (Unaudited).........................................................................      3
Condensed Consolidated Statement of Mandatorily Redeemable, Convertible Preferred Stock and Stockholders'
   Deficit for the Six Months Ended June 30, 1998 (Unaudited).................................................      4
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1999 and 1998
   (Unaudited)................................................................................................      5
Notes to Condensed Consolidated Financial Statements                                                                7
   (Unaudited)................................................................................................

Centennial Cayman Corp. and Subsidiaries Financial Statements and notes to the financial statements for the
   Six Months Ended June 30, 1999 (Unaudited)                                                             15

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations................     23
------

Item 3 - Quantitative and Qualitative Disclosures about Marked Risk...........................................     32

                                               PART II - OTHER INFORMATION
                                               ---------------------------

Item 1 - Legal Proceedings....................................................................................     33
------

Item 2 - Changes in Securities and Use of Proceeds............................................................     32
------

Item 5 - Other Information....................................................................................     34
------

               CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
               ------------------------------------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                                  (UNAUDITED)
                                  -----------

                                                                              June 30,           December 31,
                                                                                1999                 1998
                                                                         ---------------      ---------------
                              ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                               $  3,547,535         $  5,245,119
    Restricted cash                                                           10,472,021           11,770,859
    Accounts receivable, net of allowances for doubtful
      accounts of $900,013 and $829,933, respectively                            703,104              886,494
    Radios and accessories inventory                                           1,862,804            2,328,755
    Other current assets                                                       1,383,403            1,443,316
    Current assets held for sale (Note 3)                                         82,899               53,011
                                                                           -------------        -------------
    Total current assets                                                      18,051,766           21,727,554

PROPERTY AND EQUIPMENT, net (Note 5)                                           8,696,408            8,937,917
SMR LICENSES, net of accumulated amortization of $993,652
      and $608,007                                                            13,660,019           13,287,358
LONG-TERM ASSETS HELD FOR SALE                                                   925,418            1,166,962
OTHER NONCURRENT ASSETS, net                                                   2,254,217            2,462,517
                                                                          --------------        -------------
          Total assets                                                      $ 43,587,828         $ 47,582,308

      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
    Accounts payable                                                        $  1,553,149         $  2,144,964
    Accrued liabilities                                                          977,619            1,450,014
    Payable to seller                                                                  -              400,000
    Deposits on assets held for sale (Note 3)                                    454,108              454,108
    Current liabilities related to assets held for sale (Note 3)                 107,831              154,170
                                                                          --------------        -------------
    Total current liabilities                                                  3,092,707            4,603,256
CAPITAL LEASES PAYABLE                                                                 -               24,607
CONVERTIBLE NOTES  (Note 6)                                                   11,370,710           10,881,063
PRIVATE NOTES (Note 6)                                                        19,724,428           17,829,506
LONG-TERM LIABILITIES RELATED TO ASSETS HELD FOR SALE                            359,343              386,694
                                                                          --------------        -------------
          Total liabilities                                                   34,547,188           33,725,126

COMMITMENTS AND CONTINGENCIES
MANDATORILY REDEEMABLE, CONVERTIBLE
    PREFERRED STOCK:
    Series A, $.01 par value, 352 authorized, issued and
      outstanding                                                              8,784,190            8,780,242
    Series B, $.01 par value, 6,399,648 authorized,
      5,735,251 issued and outstanding                                        20,608,079           20,541,125
    Series C, $.01 par value, 11,000,000 authorized, 9,316,424
      and 8,789,169 issued and outstanding, respectively                      13,508,817           12,744,286
                                                                          --------------        -------------
                                                                              42,901,086           42,065,653
                                                                          --------------        -------------
STOCKHOLDERS' DEFICIT:
    Common stock, $.01 par value, 40,000,000 authorized,
      3,502,750 issued and outstanding                                           35,028               35,028
    Additional paid-in capital                                                 6,748,320            7,599,298
    Accumulated deficit                                                      (40,691,013)         (35,981,330)
    Accumulated other comprehensive income                                        47,219              138,533
                                                                          --------------        -------------
    Total stockholders' deficit                                              (33,860,446)         (28,208,471)
                                                                          --------------        -------------
    Total liabilities and stockholders' deficit                             $ 43,587,828         $ 47,582,308
                                                                          ==============        =============

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

               CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
               ------------------------------------------------
    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
    ----------------------------------------------------------------------
                                  (UNAUDITED)
                                  -----------

                                                        For the Three Months Ended                 For the Six Months Ended
                                                                   June 30,                                 June 30,
                                                 ---------------------------------------    --------------------------------------
                                                         1999                  1998                 1999                1998
                                                 -----------------     -----------------    -----------------   ------------------
REVENUE:
   Radio service revenue                               $ 1,367,034           $ 1,235,704          $ 2,848,966          $ 2,462,523
   Equipment sales                                         448,744               414,152              812,284              902,025
   Other Revenue                                             9,374                40,260               40,034               77,253
                                                    --------------        --------------        -------------      ---------------
                                                         1,825,152             1,690,116            3,701,284            3,441,801
                                                    --------------        --------------        --------------     ---------------
COSTS AND EXPENSES RELATED TO REVENUE:
   Network and site expense                                 44,169                22,363               97,762               42,794
   Cost of equipment sold                                  371,252               488,949              831,635            1,080,296
   Maintenance and other                                   111,767                65,804              207,133              185,091
                                                    --------------        --------------        -------------      ---------------
                                                           527,188               577,116            1,136,530            1,308,181
                                                    --------------        --------------        -------------      ---------------
                                                         1,297,964             1,113,000            2,564,754            2,133,620

OPERATING COSTS AND EXPENSES:
   Selling, general and administrative                   1,813,617             2,494,757            3,475,533            4,785,065
   Depreciation and amortization                           887,527               464,016            1,456,090              896,667
                                                    --------------        --------------       --------------     ----------------
                                                         2,701,144             2,958,773            4,931,623            5,681,732
                                                    --------------        --------------       --------------     ----------------
OPERATING LOSS                                          (1,403,180)           (1,845,773)          (2,366,869)          (3,548,112)
                                                    --------------        --------------       --------------     ----------------

OTHER INCOME (EXPENSE):
   Interest expense                                     (1,359,052)           (1,118,787)          (2,730,923)          (2,158,649)
   Interest income                                         208,222               415,296              370,908              834,324
   Other                                                      (361)              (11,731)              17,201             (153,550)
                                                    --------------        --------------       --------------     ----------------
                                                        (1,151,191)             (715,222)          (2,342,814)          (1,477,875)
                                                    --------------        --------------       --------------     ----------------
NET LOSS                                                (2,554,371)           (2,560,995)          (4,709,683)          (5,025,987)

DIVIDENDS ON AND ACCRETION OF MANDATORILY
 REDEEMABLE PREFERRED SHARES TO REDEMPTION
 VALUE                                                    (435,374)             (403,331)            (850,978)            (717,423)

                                                    --------------        --------------       --------------     ----------------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS              (2,989,745)           (2,964,326)          (5,560,661)          (5,743,410)

OTHER COMPREHENSIVE INCOME (LOSS):
   Foreign currency translation adjustments                (50,250)              (45,309)             (91,314)             (39,876)
                                                    --------------        --------------       --------------     ----------------
COMPREHENSIVE LOSS                                     $(3,039,995)          $(3,009,635)         $(5,651,975)         $(5,783,286)
                                                    ==============        ==============       ==============     ================

BASIC NET LOSS PER COMMON SHARE                        $     (0.85)          $     (0.85)         $     (1.59)         $     (1.64)
                                                    ==============        ==============       ==============     ================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
                                                         3,502,750             3,502,750            3,502,750            3,502,748
                                                    ==============        ==============       ==============     ================

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

               CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
               ------------------------------------------------
    CONDENSED CONSOLIDATED STATEMENT OF MANDATORILY REDEEMABLE, CONVERTIBLE
    -----------------------------------------------------------------------
                   PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
                   -----------------------------------------
                                  (UNAUDITED)
                                  -----------

                                                                          Mandatorily Redeemable,
                                                                        Convertible Preferred Stock
                                          --------------------------------------------------------------------------------------
                                                Series A                    Series B                         Series C
                                          ----------------------    -------------------------       ----------------------------
                                             Shares    Amount        Shares         Amount          Shares            Amount
                                          ----------------------    -------------------------       ----------------------------
BALANCES, December 31, 1998                    352    $8,780,242    5,735,251     $20,541,125        8,789,169      $12,744,286
    Exercise of stock options                    -             -            -               -                -                -
    Conversion of Senior Convertible Notes
     to Preferred Stock Series C                 -             -            -               -                -                -
    Warrants issued in connection with
     Discount Notes                              -             -            -               -                -                -
    Dividends payable on the Preferred
     Stock Series C                              -             -            -               -                -                -
    Payment of dividends on the Preferred
     Stock Series C in additional shares         -             -            -               -          527,255          764,531
    Accretion of preferred stock to
     redemption value                            -         3,948            -          66,954                -                -
    Stock based compensation                     -             -            -               -                -                -
    Net loss                                     -             -            -               -                -                -
    Cumulative translation of adjustment         -             -            -               -                -                -
                                          --------    ----------    ----------    -----------    -------------      -----------

 BALANCES, June 30, 1999                       352    $8,784,190    5,735,251     $20,608,079        9,316,424      $13,508,817
                                          ========    ==========    =========    ============    =============      ===========


                                                                           Stockholders' Equity (Deficit)
                                                     ------------------------------------------------------------------------------
                                                                                                         Accumulated
                                                                                                            Other
                                                                                                           Compre-      Total
                                                                           Additional                      hensive    Stockholders'
                                                         Common Stock       Paid -In     Accumulated        Income       Equity
                                                     --------------------
                                                      Shares      Amount      Capital       Deficit         (Loss)      (Deficit)
                                                     ---------    -------  ------------  -------------   ------------ -------------
BALANCES, December 31, 1998                          3,502,750    $35,028    $7,599,298   $(35,981,330)    $138,533   $(28,208,471)
    Exercise of stock options                                -          -             -              -            -              -
    Conversion of Senior Convertible Notes                                                                                       -
     to Preferred Stock Series C                             -          -             -              -            -              -
    Warrants issued in connection with                                                                                           -
     Discount Notes                                          -          -             -              -            -              -
    Dividends payable on the Preferred                                                                                           -
     Stock Series C                                          -          -      (273,205)             -            -       (273,205)
    Payment of dividends on the Preferred                                                                                        -
     Stock Series C in additional shares                     -          -      (506,871)             -            -       (506,871)
    Accretion of preferred stock to                                                                                              -
     redemption value                                        -          -       (70,902)             -            -        (70,902)
    Stock based compensation                                 -          -             -              -            -              -
    Net loss                                                 -          -             -     (4,709,683)           -     (4,709,683)
    Cumulative translation of adjustment                     -          -             -              -      (91,314)       (91,314)
                                                     -----------------------------------------------------------------------------

 BALANCES, June 30, 1999                             3,502,750    $35,028    $6,748,320   $(40,691,013)    $ 47,219   $(33,860,446)
                                                     =========    =======    ==========   ============   ==========   ============

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

               CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
               ------------------------------------------------
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (UNAUDITED)
                                  -----------

                                                                                            For the Six Months Ended
                                                                                                    June 30,
                                                                                    ------------------------------------------
                                                                                            1999                   1998
                                                                                    --------------------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                       $         (4,709,683)  $        (5,025,987)
     Adjustments to reconcile net loss to net cash
          used in operating activities-
             Depreciation and amortization                                                     1,456,090               896,667
             Loss on disposal of property and equipment                                           34,262                     -
             Stock based compensation                                                                  -                37,458
             Allowance for doubtful accounts                                                      70,080               302,363
             Accretion of interest on discount and
                   Convertible notes                                                           2,521,129             1,903,637
             Changes in operating assets and liabilities-
                (Increase)/decrease in accounts receivable                                       113,310              (302,918)
                (Increase)/decrease in inventory                                                 465,951              (638,819)
                (Increase)/decrease in other assets                                              110,669              (538,473)
                Increase/(decrease) in accounts payable                                         (591,815)              459,106
                Increase/(decrease) in accrued liabilities                                      (347,636)              (76,297)
                                                                                    --------------------   -------------------
                Net cash used in operating activities                                           (877,643)           (2,983,263)
                                                                                    --------------------   -------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                       (1,206,310)           (2,906,390)
     Disposition of property and equipment                                                       223,792                     -
     Acquisition of operating and non-operating,
        entities and spectrum, net of cash acquired                                             (758,306)           (4,082,303)
     Payment of contingent payable to seller                                                    (400,000)           (2,040,000)
     (Increase) decrease in restricted cash                                                    1,298,838           (19,125,203)
     Change in assets held for sale                                                              137,966              (656,028)
                                                                                    --------------------   -------------------
                Net cash used in investing activities                                           (704,020)          (28,809,924)
                                                                                    --------------------   -------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from offering of discount notes and warrants                                             -            20,441,258
     Proceeds from offering of convertible notes                                                       -            10,000,000
     Deferred debt offering costs                                                                      -            (1,326,693)
     Proceeds from issuance of common stock                                                            -                   250
     Payments on capital leases payable                                                          (24,607)                    -
                                                                                    --------------------   -------------------
                Net cash provided by (used in) financing activities                              (24,607)           29,114,815
                                                                                    --------------------   -------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                          (91,314)              (39,876)
                                                                                    --------------------   -------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                       (1,697,584)           (2,718,248)

CASH AND CASH EQUIVALENTS, beginning of period                                                 5,245,119             7,730,141
                                                                                    --------------------   -------------------
CASH AND CASH EQUIVALENTS, end of period                                            $          3,547,535   $         5,011,893
                                                                                    ====================   ===================

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

               CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
               ------------------------------------------------
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (UNAUDITED)
                                  -----------

                                                                                             For the Six Months Ended
                                                                                                      June 30,
                                                                                    -------------------------------------------
                                                                                            1999                   1998
                                                                                    --------------------   --------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION
          Cash paid for:
             Interest                                                                        $    20,896           $   246,760
             Income taxes                                                                         52,172                96,804
          Supplemental schedule of noncash investing and financing activities:
             Accretion of preferred stock to redemption value                                     70,902                70,902
             Dividends payable on preferred stock                                                273,205               646,521
             Conversion of senior notes and related accrued
                interest to Series C preferred stock                                                 -              11,535,746
             Payment of dividends on Series C preferred stock
                in additional shares                                                             764,531               403,751
             Contingent payment of acquisition of Chilean channels                                   -               2,800,000

The accompanying notes to consolidated financial statements are an integral part of these consolidated

               CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
               ------------------------------------------------
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                              AS OF JUNE 30, 1999
                              -------------------
                                  (UNAUDITED)
                                  -----------

NOTE 1.   ORGANIZATION AND OWNERSHIP
-------   --------------------------

Centennial Communications Corp. and subsidiaries (collectively, the "Company") is a Delaware corporation engaged in the acquisition, development and operation of specialized mobile radio ("SMR") and other low-cost, wireless communications networks, the sale of communications services using those networks, and the sale and servicing of related accessories and equipment in certain countries of Latin America. Prior to August 1997, the Company also had operations in the United States. The Company has acquired SMR licenses through direct applications to governments and through acquisitions of interests in other entities (all of which are wholly owned) that have been granted or have applied for SMR licenses.

The Company commenced significant operations during 1996, and prior to that date had been a development stage enterprise. The Company's business model is subject to significant modification to address rapid change in telecommunications technology and newly emerging marketplaces, which the Company believes, offer significant opportunity. Reflecting such circumstances, in August 1997, the Company reached the conclusion that its wireless communications investment opportunities in Latin America and other emerging markets were more attractive than its opportunities in the United States. As a result, the Company decided to sell its United States SMR operations and related assets (the "U.S. Operations") and focus its ongoing efforts solely in Latin America (See Note 3).

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------   ------------------------------------------

     Basis of Presentation
     ---------------------

The accompanying interim consolidated financial statements include the accounts of Centennial Communications Corp. and its subsidiaries, all of which are wholly owned. All subsidiaries are consolidated and all significant intercompany accounts and transactions have been eliminated in consolidation.

In management's opinion, all adjustments (which are of a normal recurring nature) have been recorded which are necessary to present fairly the financial position of the Company as of June 30, 1999 and the results of its operations for the three and six months ended June 30, 1999 and 1998. For a more complete understanding of the Company's financial position and results of operations, see the consolidated financial statements of the Company included in the Company's 424(b) Prospectus (the "Prospectus"), filed with the United States Securities and Exchange Commission ("SEC") on August 12, 1999. Operating results for the interim periods are not necessarily indicative of results for an entire fiscal year.

     SMR Licenses
     ------------

Direct and certain indirect costs of obtaining SMR licenses, as well as the fair market value of licenses obtained in certain acquisitions, are capitalized and amortized using the straight-line method over the period of the related license (generally 10 to 40 years) upon commencement of service. SMR licenses in the countries in which the Company operates are issued conditionally for various periods of time. The SMR licenses are generally renewable providing the licensee has complied with applicable rules and policies. In most instances, the Company believes it has complied and intends to comply with these standards and is amortizing the related costs using the straight line method over their estimated useful lifes, generally 40 years. In some cases, the Company currently is not in compliance with applicable requirements and, where appropriate, has filed requests for extensions and/or amendments with the appropriate government agency. The Company expects that such extension and/or amendments requests will be granted and the risk of having these or any other licenses revoked is remote.

     Reclassifications
     -----------------

Certain amounts in prior periods have been reclassified to conform with the current presentation.

     Cash and cash equivalents
     -------------------------

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of June 30, 1999, approximately $1.3 million was restricted for certain construction and operational obligations related to SMR licenses in Chile, and approximately $9.2 million of cash and cash equivalents was restricted under one of the Company's financing arrangements and is only to be used in Latin America.

     Recently Issued Accounting Standards
     ------------------------------------

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The Company is required to adopt SFAS No. 133 in all quarters and years beginning after June 15, 2000. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. To date, the Company has not entered into any derivative financial instruments or hedging activities.

NOTE 3.   SALE OF THE U.S. OPERATIONS
-------   ---------------------------

In August 1997, the Company made a strategic decision to sell the U.S. Operations and began to seek purchasers for these operations, consisting of licenses and related assets and liabilities in 20 major trading areas ("MTAs"). As of June 30, 1999, the Company had completed the sale of all but three MTA's to two purchasers. The remaining purchases are subject to the approval by the Federal Communications Commission (the "FCC") of the transfer of the spectrum licenses. Until the contingencies related to the FCC are resolved, the Company transferred the majority of the risks and rewards of the U.S. Operations to the purchasers by way of management agreements. The transactions were not, and for those remaining, will not be recognized as a sale until substantially all of the risks, rewards of ownership and full control of such licenses and the related assets and liabilities are transferred to the purchasers. Should the FCC not approve the transfer of the licenses, the Company would have the following options: (1) operating the spectrum licenses and related assets, in which case the carrying amount of such assets at that time would be reclassified as operating assets, or (2) seeking other buyers for such spectrum licenses and related assets, in which case the assets would remain classified as assets held for sale. In each case, the assets would be reviewed for impairment based on their classification, and impairment losses, if any, would be recorded at that time. The Company is not responsible for any losses incurred during the time covered by the agreements with the buyer/managers. As of June 30, 1999, the Company had received approximately $454,000 in cash proceeds related to the two remaining sales, and has recorded these amounts as deposit liabilities in the accompanying balance sheet.

As of June 30, 1999 and December 31, 1998, financial information related to the U.S. Operations was as follows:

                                                          As of                         As of
                                                      June 30, 1999                December 31, 1998
                                                      -------------                -----------------
     Current assets                                      $   82,899                       $   53,011
     Property and equipment                                 693,933                          935,477
     SMR licenses                                           231,485                          231,485
                                                      -------------                -----------------
          Total Operating Assets                          1,008,317                        1,219,973

     Current liabilities                                    107,831                          154,170
     Capital leases                                         145,684                          173,035
     Spectrum license debt                                  213,659                          213,659
                                                      -------------                -----------------
          Total Liabilities                                 467,174                          540,864
                                                      -------------                -----------------
          Net assets of the U.S. Operations              $  541,143                       $  679,109
                                                      =============                =================

Effective August 1997, the property, equipment and SMR licenses related to the U.S. Operations were considered to be assets to be disposed of, as that term has been defined by Statement of Financial Accounting Standards No. 121, because management, having the authority to do so, has committed to the sale of these assets. Accordingly, the Company's management estimated the fair value of such assets, and determined that a write-down to fair market value was necessary as of August 1997. The amount of the write-down recorded by management was approximately $1,900,000. The Company's estimates were based upon executed sales contracts. Additionally, the Company recorded an approximate $1,300,000 charge for termination and other contractually committed costs in connection with the divestiture of the U.S. Operations in the third quarter of 1997. As of June 30, 1999, the Company has made cash payments of a substantial majority of this amount. The Company expects to close the remaining two sales within the next quarter. These amounts were accrued at the date the Company committed to the disposal plan and relate to severance associated with work force reductions, lease termination costs, costs to terminate certain contractual obligations, legal and other professional fees and taxes and other. The amount of costs incurred and remaining liabilities related to the U.S. Operations as of June 30, 1999 follow:

                                                                  Costs Incurred
                                                                  during the six
                                         Accrued Costs            Months Ended              Accrued Costs
                                       December 31, 1998            June 30, 1999           June 30, 1999
                                     --------------------     --------------------     --------------------
Legal and other professional fees                $ 45,661                  $ 1,030                 $ 44,631
Taxes                                              86,695                   42,062                   44,633
Other selling costs (1)                            16,440                    2,707                   13,733
                                     --------------------     --------------------     --------------------
Total                                            $148,796                  $45,799                 $102,997

(1) Other selling costs include equipment lease costs, contract breakage fees and moving and shipping costs.

No adjustments to these accruals were recorded during the six months ended June 30, 1999.

NOTE 4.   ACQUISITIONS
-------   ------------

On January 2, 1998, the Company purchased 100% of the outstanding capital stock of Telecommunicaciones y Servisios S.A. ("TyS"), a Chilean operating company for a purchase price of $3,200,000.

On April 14, 1998 the Company executed a purchase agreement with certain non-operating subsidiaries of International Wireless Communications Holdings, Inc. ("IWC") for the acquisition of certain assets in Peru, Ecuador and Chile for a purchase price of approximately $3,500,000. On May 13, 1998 the Company completed the first part of the acquisition and acquired a non-operating entity in Ecuador (Comovec S.A.) for approximately $300,000. On May 22, 1998, the Company completed the second part of the acquisition and acquired a non-operating entity in Peru (Peru Tel S.A.) for approximately

$2,800,000. On May 12, 1999, the Company completed the last part of the IWC closing, and acquired the Chilean assets of RMD Agencia Chile, consisting of its 800 MHZ channels: 20 channels in Santiago, 20 channels in Valparaiso/Vina del Mar, and 25 channels in Concepcion/Talcahuano for $400,000. In addition to acquisitions, the Company was awarded 40 nationwide channels of 800 MHz spectrum on June 9, 1998 in El Salvador. The Company paid $620,000 for the channels, which have a 20 year term.

On October 15, 1998, the Company signed a purchase agreement for the acquisition of certain Chilean assets, including a license for 20 800 MHz channels in Santiago, certain infrastructure and subscribers. This transaction closed on July 26, 1999 for the purchase price of $1,855,200, of which $710,000 was paid June 30, 1999 and the remaining balance was paid on July 26, 1999 upon the transfer of the channels.

On October 22, 1998, the Company signed an agreement to purchase 100% of the shares of Trunking S.A. a Chilean company having (i) 20 800 MHz channels in Santiago and (ii) 176 800 MHz channels in various Chilean cities for $700,000. This transaction closed on July 26, 1999.

The Company used its existing cash for these acquisitions.

NOTE 5.   PROPERTY AND EQUIPMENT
-------   ----------------------

Property and equipment are recorded at cost. Maintenance and repair expenditures are charged to expense as incurred and expenditures for improvements that increase the expected useful lives of the assets are capitalized. Depreciation expense is computed using the straight-line method over the useful lives of the respective assets.

Direct costs associated with the construction of SMR networks are capitalized and amortized over the system's expected useful life upon placing the system in service. Such costs include amounts incurred in securing tower sites, site preparation, procurement, and installation of infrastructure and equipment costs.

Also included in property and equipment are radios owned by the Company which are leased to the Company's subscribers under operating lease agreements. The Company retains title to these radios as part of the subscriber agreement and depreciates the radios over five years. Upon termination of service, the subscribers are required to return the radios to the Company. Certain subscribers desire to own their radios; therefore, the cost or depreciated net book value of radios sold to such subscribers is recorded as a charge to cost of goods sold at the time of sale.

The composition of property and equipment follows:

                                                          June 30,              December 31,
                                                            1999                    1998
                                                     ----------------        ----------------
       Network infrastructure                             $ 7,257,296             $ 6,975,994
       Radios                                               3,463,654               3,321,641
       Computer equipment and software                        736,258                 723,746
       Furniture and fixtures                                 341,059                 397,775
       Leasehold improvements                                 217,341                 303,754
                                                     ----------------        ----------------
                                                           12,015,608              11,722,910
       Accumulated depreciation                            (3,319,200)             (2,784,993)
                                                     ----------------        ----------------
       Property and equipment, net                        $ 8,696,408             $ 8,937,917
                                                     ================        ================

The Company depreciates infrastructure over ten years, radios over five years, computer equipment and software over three years and leasehold improvements over the life of the lease.

Depreciation expense was $560,616 and $368,239 for the three months ended June 30, 1999, and 1998, respectively and $1,049,461 and $698,005 for the six months ended June 30, 1999, and 1998, respectively.

NOTE 6.   LONG-TERM DEBT AND CAPITAL LEASES PAYABLE
-------   -----------------------------------------

                                                                                    June 30,           December 31,
                                                                                      1999                 1998
                                                                                 --------------       --------------
Capital lease, payable in monthly principal and interest payments of
    $6,395, for 60 months beginning on various dates from July 1, 1996 through October 31, 1996, effective interest rate of 12%, secured by
    infrastructure equipment                                                            145,684              173,035

Capital lease, payable in monthly principal and interest payments of
    $1,736 for 48 months beginning July 28, 1996, effective interest rate
    of 10.1%, secured by a phone system                                                       -               24,607

Notes payable for purchase of SMR license, quarterly payments of
    $4,823 are interest-only (at the stated rate) through March 2001, after which quarterly payments of $16,454 include principal and interest for  the next five years, imputed interest rate of 12%,
    secured by related SMR licenses                                                     213,659              213,659

14% Private Notes due 2005 (the "Private Notes"), net of unamortized discount of $20,275,572 and $22,170,494, interest payable semi-annually
    in arrears commencing July 1, 2003                                               19,724,428           17,829,506

9% Convertible Notes due 2005 (the "Convertible Notes"), interest
    payable annually Commencing July 1, 2000                                         11,370,710           10,881,063
                                                                                 --------------       --------------
                                                                                     31,454,481           29,121,870
Less amount classified as Assets Held for Sale                                         (359,343)            (386,694)
                                                                                 --------------       --------------
                                                                                 $   31,095,138       $   28,735,176

On April 15, 1999 the Company sold the phone system and cancelled the remaining balance on the capital lease secured by the phone system.


NOTE 7.   COMMITMENTS AND CONTINGENCIES
-------   -----------------------------

     Recovery of Investments
     -----------------------

Since its inception, the Company's efforts have been primarily directed towards raising capital and acquiring, developing and operating SMR networks. Further, the Company has made significant investments in pre-operating entities in various Latin American countries whose primary assets were SMR licenses. The Company's Peruvian operations and revenue generating activity began in May 1996, its Ecuadorian operations and revenue generating activity began in March 1997, its Chilean operations and revenue generating activity began in January 1998 and its El Salvadoran operations and revenue generating activity began in September 1998. The ability of the Company to recover its current investment in property, equipment and spectrum and to generate positive cash flow and operating profits is contingent upon a number of factors, including the Company's ability to continue to build out and develop the SMR and other low-cost, wireless communications networks it currently owns and to attract and retain sufficient subscribers on its existing systems and those which are under development in sufficient numbers to achieve profitable operations.

     Recoverability of Licenses
     --------------------------

The terms of the Company's SMR license agreements contain provisions whereby the Company must achieve certain levels of subscriber load and network build out. If such commitments are not met, the Company could be subject to the revocation of the applicable licenses.

Compliance with the terms of SMR licenses and certain regulatory requirements, such as construction deadlines and minimum subscriber requirements, can be difficult to meet. In addition, there can be no guarantee that in the future all regulatory requirements will be met or that the Company will not lose any applicable licenses as a result of its failure to meet such requirements. The Company currently is not in compliance with certain minimum subscriber loading requirements with respect to its channels in Peru. Failure to comply with such requirements may subject the licenses relating to such channels to punitive measures. In 1996, 1997 and 1998 amendments for all of the Company's six Peruvian subsidiaries were filed with the Peruvian Ministry of Transportation, Communications, Housing and Construction (the "Ministry"). In June 1999, the Company received preliminary approval to the amendments filed by three of the Peruvian subsidiaries, with certain changes as a result of their technical reviews of the systems. The remaining amendments are expected to be approved in the near future. However, based upon meetings held with the Ministry, and based on advice from the Company's outside legal advisors, the Company plans to file additional amendments to the build out requirements in the Minimum Expansion Plan together with its application to merge certain of the affiliated companies for administrative reasons, which applications have received preliminary approval from the Ministry.

The Company, based on its own discussions with the Peruvian authorities and based on advice from the Company's outside legal advisors in such matters, believes that the outcome of the items raised by the regulators will not result in an impairment of the carrying amount of the Peruvian licenses. As the Company continues its discussions with the Peruvian Ministry, the Company will continue to review the carrying amount of its licenses for impairment in light of such discussions.

The Company is also not in compliance with certain terms of the concession agreements including, homologation of equipment (certifying the equipment before entering Peru), site to site transmission of signal (currently allowed only site to handset), unauthorized transfer and use of channels between the Peruvian companies and unauthorized use of certain frequencies granted. The Company has applied to correct the non-compliance issues and is awaiting approval from the Ministry. The Company believes that the applications will be approved and result only in minimal fines, if any; however, there can be no assurance of such outcome. The Company, based on its own discussions with the Peruvian authorities and based on advice from the Company's outside legal advisors in such matters, believes that the outcome of the items raised by the regulators will not result in an impairment of the carrying amount of the Peruvian licenses.

NOTE 8.   PREFERRED STOCK
-------   ---------------

The Company is authorized to issue 17,400,000 shares of preferred stock. Shares of preferred stock may be issued from time to time in one or more series with designations rights, preferences and limitations established by the Company's Board of Directors.

Holders of preferred stock are entitled to dividends in amounts determined by the Board of Directors. No distributions may be mad to holders of common stock until all dividends declared, if any, on the preferred stock have been paid. The indenture relating to the Company's Private Notes (the "Indenture") restricts the Company's ability to pay cash dividends.

The Series C Preferred Stock bear a 12% dividend per annum and is payable semi-annually in each April and October in either cash or additional shares of Series C Preferred stock at the option of the Company. In April 30, 1999, the Company issued an additional 527,255 shares of Series C Preferred Stock at $1.45 per share for the 12% dividend due on such date.

NOTE 9.   OPERATING SEGMENTS
-------   ------------------

The Company's reportable segments are strategic geographic units that develop and operate SMR networks as well as the corporate unit, which oversees all operations. The Company is managed by country as each country may require a slightly different business strategy. The accounting policies of the segments are the same as those for the Company on a consolidated basis. The segments are evaluated based upon gains in subscribers and based upon EBITDA. EBITDA represents operating loss before depreciation and amortization and is not a measurement under U.S. generally accepted accounting principles and may not be similar to EBITDA measures of other companies.

The following information presents certain summarized balance sheet and statement of operations data by segment as of June 30, 1999 and 1998 and for the six months then ended (in 000's):

                              United                    Latin America
                                      ----------------------------------------------
                             States (1)    Peru     Ecuador    Chile    El Salvador   Corporate   Elimination     Total
                             ----------  ---------  --------  --------  ------------  ----------  ------------  ---------
June 30, 1999
-------------
Revenues                     $       -    $ 2,030    $  947    $  500        $  224   $       -    $      -      $ 3,701
EBITDA                               -        399       214      (283)          (74)     (1,167)          -         (911)
Operating income (loss)              -       (208)     (209)     (453)         (182)     (1,315)          -       (2,367)
Total assets                 $     937    $16,199    $3,344    $9,837        $1,316   $  51,610    $(39,621)     $43,622

June 30, 1998
-------------
Revenues                     $       -    $ 2,045    $1,343    $   54        $    -   $       -    $      -      $ 3,442
EBITDA                               -        382      (161)     (441)            -      (2,431)          -       (2,651)
Operating income (loss)              -        (15)     (446)     (463)            -      (2,624)          -       (3,548)
Total assets                 $  10,724    $15,732    $4,579    $5,381        $  500   $  56,631    $  (34,978)   $58,569

     For the three months ended June 30, 1999 and 1998 (in 000's):

                              United                   Latin America
                                     ---------------------------------------------
                            States (1)    Peru     Ecuador    Chile    El Salvador   Corporate   Elimination     Total
                            ----------  ---------  --------  --------  ------------  ----------  ------------  ---------
June 30, 1999
Revenues                     $      -     $ 1,108    $  405    $  254        $   58   $       -    $        -    $ 1,825
EBITDA                              -         251        17      (161)           (4)       (619)            -    $  (516)
Operating income (loss)             -        (144)     (213)     (265)         (112)       (669)            -    $(1,403)
Total assets                 $    937     $16,199    $3,344    $9,837        $1,316   $  51,610    $  (39,621)   $43,622

June 30, 1998
Revenues                     $      -     $   978    $  674    $   38        $    -   $       -    $        -    $ 1,690
EBITDA                              -          46       (82)      (71)            -      (1,274)            -    $(1,381)
Operating income (loss)             -        (158)     (243)      (71)            -      (1,374)            -    $(1,846)
Total assets                 $ 10,724     $15,732    $4,579    $5,381        $  500   $  56,631    $  (34,978)   $58,569

(1) In August 1997 the Company made the decision to sell its U.S. operations (see Note 3).

Note 10.  SUBSEQUENT EVENT
--------  ----------------

In August 1999 the Company's registration statement relating to the Company's outstanding Private Notes, for an equal principal amount of registered 14% Senior Discount Notes due 2005 (the "Exchange Notes") became effective under the Securities Act of 1933. The terms of the Exchange Notes are identical in all material respects to those of the Private Notes, except (i) for certain transfer restrictions and registration rights relating to the Private Notes; and (ii) that if the Exchange Offer is not consummated in a timely manner, or if the Company fails to comply with certain other registration obligations with respect to the Private Notes, the Company is required to pay certain Liquidated Damages to the Holders of the Private Notes. As of August 12, 1999 the Company had incurred approximately $152,000 in Liquidated Damages, which are accrued for.

                   CENTENNIAL CAYMAN CORP. AND SUBSIDIARIES
                   ----------------------------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                                  (UNAUDITED)
                                  -----------

                                                                                 June 30,                December 31,
                              ASSETS                                               1999                      1998
                              ------                                           ------------              ------------
 CURRENT ASSETS:
 Cash and cash equivalents                                                     $    420,411              $    559,789
 Restricted cash                                                                  1,622,607                   386,562
 Accounts receivable - trade, net of allowance for doubtful
    accounts of $900,013 and $829,933, respectively                                 703,104                   886,494
 Inventory                                                                        1,862,804                 1,896,822
 VAT receivable                                                                     562,440                   754,000
 Prepaid licenses and other current assets                                          581,375                   483,702
                                                                               ------------              ------------
       Total current assets                                                       5,752,741                 4,967,369

 PROPERTY AND EQUIPMENT, net                                                      8,669,798                 8,392,841
     SMR LICENSES, net of accumulated amortization
   of $993,652 and $608,007, respectively                                        13,660,019                13,287,358
 OTHER NONCURRENT ASSETS, net                                                       265,544                   354,618
                                                                               ------------              ------------

                 Total assets                                                  $ 28,348,102              $ 27,002,186
                                                                               ============              ============

          LIABILITIES AND STOCKHOLDER'S  EQUITY
          -------------------------------------

 CURRENT LIABILITIES:
       Accounts payable - trade                                                $    436,220              $    443,382
       Accounts payable - affiliates                                             24,850,354                20,870,243
       Payable to seller                                                                  -                   400,000
       Accrued liabilities                                                          747,878                   898,623
                                                                               ------------              ------------

                 Total liabilities                                               26,034,452                22,612,248


     STOCKHOLDER'S  EQUITY:
       Common stock, $1 par value, 50,000 authorized,
        2 issued and outstanding, respectively                                            2                         2
      Additional paid-in capital                                                 20,858,377                20,858,377
      Accumulated deficit                                                       (18,591,948)              (16,606,974)
      Accumulated other comprehensive income                                         47,219                   138,533
                                                                               ------------              ------------

               Total stockholder's equity                                         2,313,650                 4,389,938
                                                                               ------------              ------------

               Total liabilities and stockholder's equity                      $ 28,348,102              $ 27,002,186
                                                                               ============              ============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements

                   CENTENNIAL CAYMAN CORP. AND SUBSIDIARIES
                   ----------------------------------------
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
         -------------------------------------------------------------
                                  (UNAUDITED)
                                  -----------

                                                    For the Three Months Ended                     For the Six Months Ended
                                                             June 30,                                      June 30,
                                              --------------------------------------         -------------------------------------
                                                   1999                    1998                   1999                   1998
                                              --------------          --------------         --------------         --------------
REVENUE:
   Radio service revenue                           1,367,034               1,235,704              2,848,966              2,462,523
   Equipment sales                                   448,744                 414,152                812,284                902,025
   Other                                               9,374                  40,260                 40,034                 77,253
                                              --------------          --------------         --------------         --------------
                                                   1,825,152               1,690,116              3,701,284              3,441,801
                                              --------------          --------------         --------------         --------------
COSTS AND EXPENSES RELATED TO REVENUE:
   Network and site expense                           44,169                  22,363                 97,762                 42,794
   Cost of equipment sold                            371,252                 488,949                831,635              1,080,296
   Maintenance and other                             111,767                  65,804                207,133                185,091
                                              --------------          --------------         --------------         --------------
                                                     527,188                 577,116              1,136,530              1,308,181
                                              --------------          --------------         --------------         --------------

OPERATING COSTS AND EXPENSES:
   Selling, general and administrative             1,763,603               1,987,158              3,349,429              4,007,156
   Depreciation and amortization                     836,817                 367,460              1,309,210                707,624
                                              --------------          --------------         --------------         --------------
                                                   2,600,420               2,354,618              4,658,639              4,714,780
                                              --------------          --------------         --------------         --------------
OPERATING LOSS                                    (1,302,456)             (1,241,618)            (2,093,885)            (2,581,160)
                                              --------------          --------------         --------------         --------------

OTHER INCOME (EXPENSE):
   Interest Expense                                  (10,578)                   (854)               (39,123)                (2,233)
   Interest Income                                    45,340                       -                 45,340                      -
   Other                                              85,132                (155,622)               102,694               (175,759)
                                              --------------          --------------         --------------         --------------
                                                     119,894                (156,476)               108,911               (177,992)
                                              --------------          --------------         --------------         --------------
NET LOSS                                          (1,182,562)             (1,398,094)            (1,984,974)            (2,759,152)

OTHER COMPREHENSIVE INCOME (LOSS):
    Foreign currency translation
     adjustments                                      88,283                 192,073                 91,314                (33,341)

                                              --------------          --------------         --------------         --------------
COMPREHENSIVE LOSS                                (1,094,279)             (1,206,021)            (1,893,660)            (2,792,493)
                                              ==============          ==============         ==============         ==============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements

                   CENTENNIAL CAYMAN CORP. AND SUBSIDIARIES
                   ----------------------------------------
                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                -----------------------------------------------
                                  (UNAUDITED)
                                  -----------

                                                       Stockholder's Equity
                                --------------------------------------------------------------------------------------------
                                                                                           Accumulated
                                 Common Stock          Additional                             Other                Total
                                 ------------
                                                        Paid-in         Accumulated       Comprehensive        Stockholder's
                                Shares    Amount        Capital           Deficit         Income (Loss)           Equity
                                ------    ------        -------           -------         ------------            ------
Balances, December 31, 1998          2    $    2    $    20,858,377  $  (16,606,974)    $      138,533      $    4,389,938

Net loss                             -         -                  -      (1,984,974)                 -          (1,984,974)

Cumulative translation
  Adjustment                         -         -                  -               -            (91,314)            (91,314)
                                   ---    ------    ---------------  --------------     --------------      --------------
Balances, June 30, 1999              2    $    2    $    20,858,377  $  (18,591,948)    $       47,219      $    2,313,650
                                   ===    ======    ===============  ==============     ==============      ==============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements

                   CENTENNIAL CAYMAN CORP. AND SUBSIDIARIES
                   ----------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (UNAUDITED)
                                  -----------

                                                                                                 For the Six Months Ended
                                                                                                         June 30,
                                                                                      -------------------------------------------
                                                                                             1999                      1998
                                                                                      -----------------         -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                          $      (1,984,974)        $      (2,759,152)
    Adjustments to reconcile net loss to net cash
       used in operating activities-
          Depreciation and amortization                                                       1,309,210                   714,795
          Allowance  for doubtful accounts                                                       70,080                   302,363
          Changes in operating assets and liabilities-
               (Increase)/decrease in accounts receivable                                       113,310                  (302,918)
               (Increase)/decrease in inventory                                                  34,018                  (395,113)
               (Increase)/decrease in other assets                                              176,749                  (129,166)
               Increase/(decrease) in accounts payable                                           (7,162)                 (306,734)
               Increase/(decrease) in accrued liabilities                                      (150,745)                    2,851
                                                                                      -----------------         -----------------
               Net cash used in operating activities                                           (439,514)               (2,873,074)
                                                                                      -----------------         -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                                       (1,194,310)               (2,700,453)
    Acquisition of operating and non-operating,
       entities and spectrum, net of cash  acquired                                            (758,306)               (4,082,303)
    (Increase) decrease in restricted cash                                                   (1,236,045)                 (327,823)
    Payment of contingent payable to seller                                                    (400,000)               (2,040,000)
                                                                                      -----------------         -----------------
               Net cash used in investing activities                                         (3,588,661)               (9,150,579)
                                                                                      -----------------         -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Advances from affiliates                                                                  3,980,111                12,099,077
                                                                                      -----------------         -----------------
                Net cash provided by (used in) financing activities                           3,980,111                12,099,077
                                                                                      -----------------         -----------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                         (91,314)                  (39,876)
                                                                                      -----------------         -----------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                        (139,378)                   35,548

CASH AND CASH EQUIVALENTS, beginning of period                                                  559,789                   908,048
                                                                                      -----------------         -----------------
CASH AND CASH EQUIVALENTS, end of period                                              $         420,411         $         943,596
                                                                                      =================         =================

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements

                   CENTENNIAL CAYMAN CORP. AND SUBSIDIARIES
                   ----------------------------------------
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                             AS OF MARCH 30, 1999
                             --------------------
                                  (UNAUDITED)
                                  -----------



NOTE 1.  BASIS OF PRESENTATION
-------  ---------------------

The accompanying interim consolidated financial statements include the accounts of Centennial Cayman Corp. and its subsidiaries (collectively, the "Company"), all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

In management's opinion, all adjustments (which are of a normal recurring nature) have been made which are necessary to present fairly the financial position of the Company as of June 30, 1999 and the results of its operations for the six months ended June 30, 1999 and 1998. For a more complete understanding of the Company's financial position and results of operations, see the consolidated financial statements of the Company included in the Company's Prospectus, filed with the SEC on August 12, 1999.

     Recently Issued Accounting Standards
     ------------------------------------

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The Company is required to adopt SFAS No. 133 in the year ended June 15, 2000. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. To date, the Company has not entered into any derivative financial instruments or hedging activities

NOTE 2.  ACQUISITIONS
-------  ------------

On January 2, 1998, the Company purchased 100% of the outstanding capital stock of Telecomunicaciones y Servisios S.A.("TyS"), a Chilean operating company for a purchase price of $3,200,000.

On April 14, 1998 the Company executed a purchase agreement with certain non-operating subsidiaries of International Wireless Communications Holdings, Inc. for the acquisition of certain assets in Peru, Ecuador and Chile for a purchase price of approximately $3,500,000. On May 13, 1998 the Company completed the first part of the acquisition and acquired a non-operating entity in Ecuador (Comovec S.A.) for approximately $300,000. On May 22, 1998, the Company completed the second part of the acquisition and acquired a non-operating entity in Peru (Peru Tel S.A.) for approximately $2,800,000. On May 12, 1999, the Company completed the last part of the IWC closing, and acquired the Chilean assets of RMD Agencia Chile, consisting of its 800 MHZ channels: 20 channels in Santiago, 20 channels in Valparaiso/Vina del Mar, and 25 channels in Concepcion/Talcahuano for $400,000. In addition to acquisitions, the Company was awarded 40 nationwide channels of 800 MHz spectrum on June 9, 1998 in El Salvador. The Company paid $620,000 for the channels, which have a 20 year term.


On October 15, 1998, the Company signed a purchase agreement for the acquisition of certain Chilean assets, including a license for 20 800 MHz channels in Santiago, certain infrastructure and subscribers. This transaction closed on July 26, 1999 for the purchase price of $1,855,200, of which $710,000 was paid June 30, 1999 and the remaining balance was paid on July 26, 1999 upon the transfer of the channels.

On October 22, 1998, the Company signed an agreement to purchase 100% of the shares of Trunking S.A. a Chilean company having (i) 20 800 MHz channels in Santiago and (ii) 176 800 MHz channels in various Chilean cities for $700,000. This transaction closed on July 26, 1999.

The Company used its existing cash for these acquisitions.

NOTE 3.  PROPERTY AND EQUIPMENT
-------  ----------------------

The composition of property and equipment follows:

                                             June 30,          December 31,
                                               1999                1998
                                          --------------     ----------------
     Network infrastructure               $    7,257,296     $      6,975,994
     Radios                                    3,244,410            3,321,641
     Computer equipment and software             650,426              723,746
     Furniture and fixtures                      395,422              397,775
     Leasehold improvements                      217,341              303,754
                                          --------------     ----------------
                                              11,764,895           11,722,910
     Accumulated depreciation                 (3,095,097)          (2,784,993)
                                          --------------     ----------------
     Property and equipment, net          $    8,669,798     $      8,937,917
                                          ==============     ================


The Company depreciates infrastructure over ten years, radios over five years, computer equipment and software over three years and leasehold improvements over the life of the lease.

Depreciation expense was $522,428 and $290,255 for the three months ended June 30, 1999 and 1998, respectively and $917,353 and $530,011 for the six months ended June 30, 1999 and 1998, respectively.

NOTE 4.  COMMITMENTS AND CONTINGENCIES
-------  -----------------------------

     Recovery of Investments
     -----------------------

Since its inception, the Company's efforts have been primarily directed towards raising capital and acquiring, developing and operating SMR networks. Further, the Company has made significant investments in pre-operating entities in various Latin American countries whose primary assets were SMR licenses. The Company's Peruvian operations and revenue generating activity began in May 1996, its Ecuadorian operations and revenue generating activity began in March 1997, its Chilean operations and revenue generating activity began in January 1998 and its El Salvadoran operations and revenue generating activity began in September 1998. The ability of the Company to recover its current investment in property, equipment and spectrum and to generate positive cash flow and operating profits is contingent upon a number of factors, including the Company's ability to continue to build out and develop the SMR and other low-cost, wireless communications networks it currently owns and to attract and retain sufficient subscribers on its existing systems and those which are under development in sufficient numbers to achieve profitable operations.

     Recoverability of Licenses
     --------------------------

The terms of the Company's SMR license agreements contain provisions whereby the Company must achieve certain levels of subscriber load and network build out. If such commitments are not met, the Company could be subject to the revocation of the applicable licenses.

Compliance with the terms of SMR licenses and certain regulatory requirements, such as construction deadlines and minimum subscriber requirements, can be difficult to meet. In addition, there can be no guarantee that in the future all regulatory requirements will be met or that the Company will not lose any applicable licenses as a result of its failure to meet such requirements. The Company currently is not in compliance with certain minimum subscriber loading requirements with respect to its channels in Peru. Failure to comply with such requirements may subject the licenses relating to such channels to punitive measures. In 1996, 1997 and 1998 amendments for all of the Company's six Peruvian subsidiaries were filed with the Peruvian Ministry of Transportation, Communications, Housing and Construction (the "Ministry"). In June 1999, the Company received preliminary approval to the amendments filed by three of the Peruvian subsidiaries, with certain changes as a result of their technical reviews of the systems. The remaining amendments are expected to be approved in the near future. However, based upon meetings held with the Ministry, and based on advice from the Company's outside legal advisors, the Company plans to file additional amendments to the build out requirements in the Minimum Expansion Plan together with its application to merge certain of the affiliated companies for administrative reasons, which applications have received preliminary approval from the Ministry.

The Company, based on its own discussions with the Peruvian authorities and based on advice from the Company's outside legal advisors in such matters, believes that the outcome of the items raised by the regulators will not result in an impairment of the carrying amount of the Peruvian licenses. As the Company continues its discussions with the Peruvian Ministry, the Company will continue to review the carrying amount of its licenses for impairment in light of such discussions.

The Company is also not in compliance with certain terms of the concession agreements including, homologation of equipment (certifying the equipment before entering Peru), site to site transmission of signal (currently allowed only site to handset), unauthorized transfer and use of channels between the Peruvian companies and unauthorized use of certain frequencies granted. The Company has applied to correct the non-compliance issues and is awaiting approval from the Ministry. The Company believes that the applications will be approved and result only in minimal fines, if any; however, there can be no assurance of such outcome. The Company, based on its own discussions with the Peruvian authorities and based on advice from the Company's outside legal advisors in such matters, believes that the outcome of the items raised by the regulators will not result in an impairment of the carrying amount of the Peruvian licenses.

NOTE 5.  OPERATING SEGMENTS
-------  ------------------

The Company's reportable segments are strategic geographic units that develop and operate SMR networks. The Company is managed by country as each country may require a slightly different business strategy. The accounting policies of the segments are the same as those for the Company on a consolidated basis. The segments are evaluated based upon gains in subscribers and based upon EBITDA. EBITDA represents operating loss before depreciation and amortization and is not a measurement under U.S. generally accepted accounting principles and may not be similar to EBITDA measures of other companies.

The following information presents certain summarized balance sheet and statement of operations data by segment as of June 30, 1999 and 1998 (in 000's):

                                                                        El
                              Peru          Ecuador     Chile        Salvador       Other (1)      Elimination     Total
                            ---------      --------   --------     ------------    -------         ------------    ---------
June 30, 1999
-------------
Revenues                    $   2,030     $    947    $    500     $        224    $        -      $          -    $   3,701
EBITDA                            399          214        (283)             (74)       (1,041)                -    $    (785)
Operating income (loss)          (208)        (209)       (453)            (182)       (1,042)                -    $  (2,094)
Total assets                $  16,199     $  3,344    $  9,837     $      1,316    $        -      $     (2,348)   $  28,348

June 30, 1998
-------------
Revenues                    $   2,045     $  1,343    $     54     $          -    $        -      $          -    $   3,442
EBITDA                            382         (161)       (441)               -        (1,654)                -    $  (1,874)
Operating income (loss)           (15)        (446)       (463)               -        (1,657)                -    $  (2,581)
Total assets                $  15,732     $  4,579    $  5,381     $        500    $       21       $      (648)   $  25,565

For the three months ended June 30, 1999 and 1998 (in 000's):

                                                                        El
                              Peru          Ecuador     Chile        Salvador       Other (1)      Elimination     Total
                            ---------      --------   --------     ------------    -------         ------------    ---------
June 30, 1999
-------------
Revenues                    $   1,108      $    405    $   254     $         58    $        -      $          -    $   1,825
EBITDA                            251            17       (161)              (4)         (569)                -    $    (466)
Operating income (loss)          (144)         (213)      (265)            (112)         (569)                -    $  (1,303)
Total assets                $  16,199      $  3,344    $ 9,837     $      1,316    $        -            (2,348)   $  28,348

June 30, 1998
-------------
Revenues                          978           674         38                -             -                 -    $   1,690
EBITDA                             46           (82)       (71)               -          (768)                -    $    (875)
Operating income (loss)          (158)         (243)       (71)               -          (770)                -    $  (1,242)
Total assets                $  15,732      $  4,579    $ 5,381     $        500    $       21      $       (648)   $  25,565

(1) Other include Corporate allocation of approximately $1 million.

Item 2.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
Results of Operations
---------------------

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this report. During 1998, the Company completed the sale of a majority of its U.S. Operations and the reader should factor these divestitures into its reading of the following discussion and analysis.

Risks Relating to Forward-Looking Statements

Certain statements contained in this report including, without limitation, statements containing the words "believes," "anticipates," "intends," "expects," "projects," and words of similar import constitute "forward-looking statements" within the meaning of the United States Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally, internationally and in the regions in which the Company operates; demographic changes; existing government regulations and changes in, or the failure to comply with, government regulations; competition; the loss of any significant subscribers or suppliers; changes in business strategy or development plans; technological developments; the ability to attract and retain qualified personnel; the significant indebtedness of the Company; the availability and terms of capital to fund the expansion of the Company's business, including the construction and deployment of the Company's networks; and other factors referenced in this report. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligations to update any such factors or publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Overview

     General

The Company currently offers analog SMR service in Peru, Ecuador, Chile and El Salvador. In Peru, the Company commenced operations in May 1996, in Ecuador the Company in March 1997 and, in Chile the Company acquired an operating company in January 1998 but did not launch a full scale sales and marketing program until August 1998. The Company acquired licenses and subscribers in El Salvador in August and September 1998. The Company commenced operations in the United States in September 1996 and as of June 30, 1999, had sold a majority of its U.S. Operations (see Note 3).

The Company has developed its operations in Latin America through the acquisition of non-operating entities, whose primary asset was spectrum, as well as by acquiring operating entities and through the grant of channels from government auctions.

The following table sets forth the name of each entity acquired by the Company or the location where the channels have been granted and the date of occurrence in each of its Latin American markets as of June 30, 1999:


          Name                                      Date of Acquisition
          ----                                      -------------------
SMR Direct Peru, S.R.L. (Peru)       (1)
Pompano, S.R.L. (Peru)               November 22, 1996
Brunacci Compania Ltda. (Ecuador)    November 22, 1996
Telecom Supply S.R.L. (Peru)         December 9, 1996
C-Comunica S.R.L. (Peru)             January 22, 1997
Transnet del Peru, S.A. (Peru)       July 31, 1997
TyS (Chile)                          January 2, 1998
Comovec S.A. (Ecuador)               May 13, 1998
Peru Tel S.A. (Peru)                 May 22, 1998
El Salvador                          June 9, August 17, September 2 and 11, 1998


(1) The Company purchased 51% of the capital stock of SMR Direct Peru, S.R.L. (formerly Mobil Line Peru, S.A.) in February 1996 and the remaining 49% in July 1996. These transactions were accounted for as a step acquisition purchase.

     Revenues

The Company derives its revenues primarily from (i) fixed monthly network access fees, which vary depending on the plan chosen by the subscriber; (ii) the sale and rental of subscriber units to subscribers; (iii) ancillary service revenue, consisting of fees charged for maintenance and loss and damage insurance; and
(iv) ancillary equipment revenue, consisting of the sale of base stations, antennae, and other complementary products. The Company sets the pricing of the different components of its service, in accordance with its marketing plans in each of the countries in which it operates, taking into account, among other things, competitive factors (i.e. the Company subsidizes the cost of the radios it sells). Monthly fixed network access fees as well as ancillary service charges are billed in advance and recognized in the period in which service is delivered. Subscriber unit and ancillary equipment sales are recognized at the time of sale. During the six months ended June 30, 1999, the Company's average monthly revenue per subscriber unit (consisting of fixed monthly network access fees and ancillary service revenues) was approximately $32.15 in the Company's Latin American markets.

During October 1998, the Company changed its business model in order to optimize operating performance and corporate value. Through June 30, 1999 the Company no longer rented subscriber units to new customers in some of its markets, which resulted in a reduction in the rate of historical subscriber growth. The Company has also intensified its efforts with respect to collection of accounts receivable and discontinuing service to customers for not paying promptly. This, in the short term, has resulted in a higher than normal rate of churn.

     Costs and Expenses Related to Revenues

Costs and expenses related to revenues include both the cost of service and the cost of sales, exclusive of depreciation and amortization. The cost of service represents the cost of maintaining the Company's analog SMR networks, site lease costs, technical expenses and utilities. The Company anticipates that the cost of service will increase with the expansion of its analog SMR networks. However, as a percentage of revenue, the Company anticipates that the cost of service will decrease over time as a result of economies of scale in its operations. As the Company expands and sells a higher volume of subscriber units in its Latin American markets, its operations will experience an overall increase in the cost of scales offset, in part, by a decrease in the cost of subscriber units. Cost of sales as a percentage of revenue is expected to decrease over time as a result of the expected decrease in the cost of subscriber units. Similar to most wireless companies, Centennial Communications Corp. sells its handsets at a price below its cost. This is typical for the industry and is expected to continue for the foreseeable future. The Company's business model contemplates that this amount will be recovered over the estimated life of the customer contract through revenues.

     Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of compensation expenses and, to a lesser extent, include expenses such as marketing, rent, professional fees and other general corporate expenses.

At the operating companies, selling, general and administrative expenses consist primarily of subscriber acquisition costs, marketing and advertising, salaries and office expenses. The Company expects selling, general and administrative expenses to flatten or decrease over time due to cost cutting measures which the Company has taken in order to optimize performance.

     Depreciation and Amortization

The Company depreciates its infrastructure equipment over 10 years and its subscriber units over five years using the straight-line method. The Company retains title to the subscriber units it rents and leases as part of the subscriber agreement. Upon termination of service under a rental or lease contract, the subscriber is required to return the unit to the Company and the unit is placed into service with another subscriber. Spectrum is amortized over the term of the licenses (including expected renewal periods), generally 40 years using the straight-line method.

     Other Income (Expense)

Other income (expense) is comprised primarily of interest expense and interest income. The Company currently incurs non-cash interest expense on the Private Notes and the Convertible Notes. The Company has sold a majority of its U.S. Operations and, in connection therewith, transferred a substantial portion of the FCC Debt relating to the U.S. Operations to the purchasers (see Note 3).

     Income Tax Benefit

The Company is subject to income taxes in the United States and in each of the jurisdictions in which it operates. Although the Company has not paid income taxes in the United States because of its significant losses, it has been precluded from recognizing an income tax benefit under Statement of Financial Accounting Standards No. 109, because it is not currently considered likely that the Company will have significant future taxable income due to its history of operating losses.

     Results of Operations

The Company commenced commercial operations in Peru in May 1996, in the United States in September 1996, in Ecuador in March 1997, and in Chile in January 1998. In El Salvador, the Company acquired licenses and subscribers in August and September 1998. In August 1997, the Company made the decision to sell the U.S. Operations (see Note 3).

     Revenues. Total revenue increased approximately $136,000 and $261,000 during the three and six months ended June 30, 1999, respectively, as compared to the amounts for the corresponding periods in the prior year as follows:

                                      For the Three Months Ended               For the Six Months Ended
                                               June 30,                               June 30,
                                -------------------------------------    -------------------------------------
                                       1999                 1998                1999                1998
                                -----------------    ----------------    -----------------   -----------------
Latin America:
   Radio service revenue        $       1,367,034    $      1,235,704    $       2,848,966   $       2,462,523
   Equipment sales                        448,744             414,152              812,284             902,025
   Activation and other                     9,374              40,260               40,034              77,253
                                -----------------    ----------------    -----------------   -----------------

Total                           $       1,825,152    $      1,690,116    $       3,701,284   $       3,441,801
                                =================    ================    =================   =================

The increase in revenue is due to the acquisitions of certain assets in Peru, Ecuador, Chile and El Salvador during 1998. In August 1998, Chile launched a full scale sales and marketing program, and the Company commenced operations in El Salvador during the same month. This increase is offset by a decrease in subscribers in certain countries. In Peru the Company experienced a decline in subscribers of 1,946 from June 30, 1998 as compared to June 30, 1999. This decline was offset by the increase in equipment sales. In Ecuador the number of subscribers declined by 1,007 for the same period. The loss of subscribers in these countries relates to the Company's decision to cease new rentals to new customers and by reducing the subsidy on radios sold to new customers. In addition, during 1999 Ecuador has been under an economic crisis, which has affected the results of our operations.

     Costs and Expenses Related to Revenues. Total costs and expenses related to revenue decreased approximately $50,000 and $172,000 during the three and six months ended June 30, 1999, respectively, as compared to the amounts for the corresponding periods in the prior year as follows:

                                         For the Three Months Ended                  For the Six Months Ended
                                                  June 30,                                   June 30,
                                   ------------------------------------    -------------------------------------------
                                          1999                1998                 1999                    1998
                                   ----------------     ---------------    ------------------      -------------------
Latin America:
   Network and site expense        $         44,169     $        22,363    $           97,762      $            42,794
   Cost of equipment sold                   371,252             488,949               831,635                1,080,296
   Maintenance and other                    111,767              65,804               207,133                  185,091
                                   ----------------     ---------------    ------------------      -------------------

Total                              $        527,188     $       577,116    $        1,136,530      $         1,308,181
                                   ================     ===============    ==================      ===================

Costs and expenses related to revenues increased due to the acquisitions in Peru, Ecuador, Chile and in El Salvador, as noted above. This increase is offset by a decrease in equipment sales, as noted above, from the Company's change of pricing strategy.

     Selling, General and Administrative Expenses. Total selling, general and administrative expenses decreased approximately $681,000 and $1,310,000 during the three and six months ended June 30, 1999 respectively, as compared to the amounts for the corresponding periods in the prior year as follows:

                                                 For the Three Months Ended                      For the Six Months Ended
                                                         June 30,                                       June 30,
                                             -----------------------------------------    ------------------------------------------
                                                    1999                   1998                 1999                    1998
                                             -----------------     -------------------    ------------------      ------------------
Latin America:
   Selling, general and administrative       $       1,197,083     $         1,218,353    $        2,313,234      $        2,352,383
Corporate:
   General and administrative                          616,534               1,276,404             1,162,299               2,432,682
                                             -----------------     -------------------    ------------------      ------------------

Total                                        $       1,813,617     $         2,494,757    $        3,475,533      $        4,785,065
                                             =================     ===================    ==================      ==================

Selling, general and administrative expenses decreased due to the Company's ongoing effort to reduce overhead expenses. Total headcount at the corporate level was reduced by 16 employees, from 21 to 5, for June 30, 1998 and 1999 respectively. The Company allocates a portion of its corporate overhead to Latin American operations based on the estimated level of activity performed by the Company on behalf of the Latin American operations. Such allocations of indirect expenses totaled approximately $470,000 and $1,036,000 for the three and six months ended June 30, 1999 respectively.

     Depreciation and Amortization. Total depreciation and amortization increased approximately $424,000 and $559,000 during the three and six months ended June 30, 1999 respectively, as compared to the amounts for the corresponding periods in the prior year as follows:

                                               For the Three Months Ended                   For the Six Months Ended
                                                        June 30,                                    June 30,
                                         -------------------------------------      --------------------------------------
                                                1999                1998                   1999                 1998
                                         ----------------    -----------------      -----------------    -----------------
Latin America:
   Depreciation and amortization                 $836,817             $367,460             $1,309,210             $707,624
Corporate:
   Depreciation and amortization                   50,710               96,556                146,880              189,043
                                         ----------------    -----------------      -----------------    -----------------

Total                                            $887,527             $464,016             $1,456,090             $896,667
                                         ================    =================      =================    =================

Depreciation and amortization expense increased due to the Company's growth of the business resulting in an increase in infrastructure and equipment and due to the acquisitions in Peru, Ecuador, Chile and El Salvador.

     Interest Expense. Interest expense increased approximately $240,000 and $572,000 during the three and six months ended June 30, 1999 as compared to the amounts for the corresponding amounts in the prior year. This increase is due to interest on the Private and Convertible Notes.

     Interest Income. Interest income decreased approximately $207,000 and $463,000 during the three and six months ended June 30, 1999 as compared to the amounts for the corresponding periods in the prior year. This decrease is due to the decrease in the Company's cash balance (including restricted cash) resulting from the use of the proceeds from the sale of the Senior Notes, the Private Notes and the Convertible Notes, from approximately $25,487,000 as of June 30, 1998 to $14,020,00 as of June 30, 1999.

Liquidity and Capital Resources

Since inception, the Company has been primarily engaged in start-up activities requiring substantial expenditures. Consequently, the Company has reported operating losses before interest of approximately $2,367,000 for the six months ended June 30, 1999, and net cash outflow from operating and investing activities of approximately $1,582,000. Further development of the Company's business and the expansion of its analog SMR networks, service offerings and subscriber base in certain markets will require additional expenditures. The Company expects that it will have net cash outflow from investing activities for the foreseeable future. Through June 30, 1999, funds necessary to finance the Company's operating and investing activities have been obtained by the Company through the sale of its Common Stock, Series A Preferred Stock ("Series A Preferred"), Series B Preferred Stock ("Series B Preferred"), Series C Preferred, Senior Notes, Private Notes and Convertible Notes. Since inception, the Company has raised total cash gross proceeds from the sale of such stock and notes of approximately $74.6 million.

The Company believes that the cash on hand, together with the cash generated from operations, will be sufficient to satisfy the Company's liquidity needs for the succeeding 12 to 18 months; however, there can be no assurance to that effect. The Company intends to use its cash on hand primarily to fund:

  - capital expenditures (capital expenditures will include the purchase of equipment including subscriber units)

  -  the cost of constructing the Company's analog SMR networks

  -  operating losses in certain markets

  - acquisitions of license holding companies and licenses in the wireless communications industry,

  -  debt service requirements; and

  -  other general corporate expenditures.

As of June 30, 1999, the Company had entered into the following financing facilities: (i) the Federal Communications Commission Financing relating to the acquisition of channels: (ii) the Vendor Financing recieved from E.F. Johnson in connection with the acquisition of equipment (iii) the sale of Private Notes Financing; and (iv) the sale of Convertible Notes financing. The terms and conditions of these financing facilities are described in the Prospectus' "Management's Discussion and Analysis of Financial Condition sections and Results of Operations --Liquidity and Capital Resources."

The ability of the Company to make scheduled payments with respect to its indebtedness, including the Private and the Convertible Notes, will depend upon, among other things, its ability to implement its business plan, to expand its operations and to successfully develop its subscriber base in its target markets, the ability of the Company's subsidiaries to remit cash to the Company in a timely manner and the future operating performance of the Company and its subsidiaries. Each of these factors is, to a large extent, subject to economic, financial, competitive, regulatory, political and other factors, many of which are beyond the Company's control. The Company expects that it will continue to generate cash losses for the foreseeable future. No assurance can be given that the Company will be successful in developing and maintaining a level of cash flow from operations sufficient to permit it to pay the principal of, and interest on, its indebtedness, including the Private and the Convertible Notes. If the Company is unable to generate sufficient cash flow from operations to service its indebtedness, including the Private and the Convertible Notes, it may have to modify its growth plans, restructure or refinance its indebtedness or seek additional capital. There can be no assurance that (i) any of these strategies could be effected on satisfactory terms, if at all, in light of the Company's high leverage or (ii) any such strategy would yield sufficient proceeds to service the Company's indebtedness, including the Private and the Convertible Notes. Any failure by the Company to satisfy its obligations with respect to the Private and the Convertible Notes at maturity or prior thereto would constitute a default under the indenture governing the Private Notes and the agreement governing the Convertible Notes, and would likely have a material adverse impact on the Company's operations and financial condition.

On April 30, 1999, the Company issued additional 527,255 shares of Series C Preferred Stock which increased the liquidation value of the Series C Preferred Stock to $13.5 million or $1.45 per share.

The Company currently estimates its remaining cash expenditures for its fiscal year ending December 31, 1999 to be approximately $2.5 million. This amount consists of cash to fund operations in certain markets, capital expenditures for the construction and enhancement of its analog networks, and the acquisition of certain assets.

Foreign Investment Risk

The Company's foreign operating subsidiaries are all directly affected by their respective countries' governmental, economic, fiscal and monetary policies and other political factors. The Company believes that its operating subsidiaries' financial conditions or results of income (loss) from operations have not historically been materially adversely affected by these factors, with the exception of Ecuador where the Company's subscriber and revenue base has declined as a result of economic volatility.

Inflation and Foreign Currency Exchange

The net monetary assets of certain of the Company's subsidiaries are subject to foreign currency exchange risks since they are maintained in local currency. Certain of the Company's subsidiaries operate in countries in which the rate of inflation is significantly higher than that of the United States. The Company will attempt to protect its earnings from inflation and possible currency devaluation by setting prices in direct relation to the dollar and in some cases by periodically adjusting prices in local currencies. However, there can be no assurance that any significant devaluation against the dollar could be offset, in whole or in part, by a corresponding price increase.

The Ecuadorian operations are currently faced with a devaluing sucre and a volatile political and economic situation. When the Company launched service in Ecuador in 1997, the exchange rate was approximately 4,300 sucres to one U.S. dollar. As of June 30, 1999, it was approximately 10,600 sucres to one U.S. dollar and since year-end, has fluctuated as high as 13,000 sucres per one U.S. dollar. The devaluation has a direct impact on customer's ability to pay due to the fact that the Company bills in U.S. dollars. The Company has been dealing with this situation as proactively as possible and contacted the customer base in early March 1999 and subsequently to discuss the current billings of existing customers. The Company believes that being proactive may keep more subscribers on the network as customer reaction has been positive. The declining sucre has recently sparked a run on banks in Ecuador, causing the Ecuadorian government to impose limits on withdrawals, and causing a number of banks, including Ecuador's second-largest bank, to close its doors. While the Company has not experienced any difficulties due to the bank closures and limitations on withdrawals, there can be no assurance that the Company will not experience such problems in the future. The Company has been requiring the operating subsidiary in Ecuador to send all excess funds to the U.S., thus, the Company does not believe that it has a material amount of cash at risk. In addition, the country has been hyperinflationary during the years in which the Company has been operating in Ecuador. Ecuador has had a cumulative rate of inflation for the three years ending December 31, 1997 of over 100%. The inflation rates for the years ended December 31, 1996, 1997, and 1998 were 24.4%, 30.6%, and 43%, respectively. The countries in which the Company's subsidiaries now conduct business generally do not restrict the repatriation or conversion of local or foreign currency. There can be no assurance, however, that this will be the case in each market that the Company may enter in the future or that this situation will continue in the Company's existing markets. The Company's subsidiaries are all directly affected by their respective countries' governmental, economic, fiscal and monetary policies and other political factors.

Year 2000

     GENERAL. The "Year 2000 issue" arises as a result of the potential inability of some computer software to interpret correctly any date after December 31, 1999 in entries in which the year is represented by two digits rather than four. Any such failure could result in data processing errors or miscalculations, and consequently, interruption in services, operations, customer billing and other date-sensitive processes.

     STATE OF READINESS. The Company has taken actions to address any Year 2000 issues in its critical business areas related to products, networks, information management systems, non-information systems with embedded technology, suppliers and customers by the end of 1999. The Company has identified five phases that assist in defining the status of its progress toward Year 2000 issue compliance. The five phases are:

     (i) awareness -- locating, listing and prioritizing specific Information Technology ("IT") that is potentially subject to Year 2000 issues;

     (ii) assessment -- determining the level of risk of Year 2000 issues that exist on the Company's systems through inquiry, research and testing;

     (iii) remediation -- determining and resolving Year 2000 issues that were identified in previous phases through replacement, upgrade or repair and planning for the scheduled implementation of the selected Year 2000 compliant resolution;

     (iv) validation -- testing, monitoring, certification and verification of the correct manipulation of dates and date-related data on non-IT and IT systems, including those of material third parties; and

     (v) implementation -- installing and integrating the application of Year 2000 issue compliant resolutions by replacement, upgrade or repair of non-IT and IT systems, including those of material third parties.

As of June 30, 1999 and as of the date of this filing, the Company completed the awareness and assessment phases of the Year 2000 readiness project for both IT and non-IT systems. All material systems are in or have completed the remediation phase. Several major systems have been validated by the respective vendor and are now in the implementation phase.

All of the Company's local markets have tested the critical local IT systems for Year 2000 readiness. The assessment phase has been completed and all markets are in various stages of remediation, validation and implementation phases. However, the Company's ability to reach its Year 2000 issue compliance goal continues to be dependent on the parallel efforts of certain third party vendors, suppliers, subcontractors to and business partners of the Company. The Company initiated formal communications with all of its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company is in the process of obtaining reasonable verification and written assurances from these suppliers as to their Year 2000 readiness, by September 30, 1999. The Company believes that certain of these third party vendors, suppliers, subcontractors and business partners are not yet Year 2000 compliant. As part of its remediation plan, the Company is monitoring the progress of these third parties by obtaining relevant details and schedules concerning their contemplated development of applications that comply with the Year 2000 issue for use in its operations and systems. In particular, the Company relies on services and products offered by the following third parties: E. F. Johnson and Motorola for system infrastructure and subscriber handsets; Microsoft, Peachtree and ARCServe for software for billing and accounting systems; and Gateway and Compaq for computer hardware.

     THE COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES. Based on information obtained to date as a result of the Company's assessment efforts, the Company believes that the incremental costs of upgrading or replacing its systems and equipment or modification of certain software applications will not have a material effect on the Company's liquidity, financial condition or results of operation. The Company does not separately track the internal costs incurred for the Year 2000 project. Such costs are principally the related payroll costs for personnel involved in the Company's Year 2000 project. It also includes the implementation of the integrated systems that the Company requires for each of its subsidiaries. The Company has ensured that these systems are Year 2000 compliant.

To date, the Company has not deferred any costs related to specific projects, goals or objectives relating to its operations as a result of implementing the Company's Year 2000 issue compliance efforts.

     THE RISKS OF THE COMPANY'S YEAR 2000 ISSUES. Subject to the foregoing, the Company does not anticipate delays or postponements in finalizing and implementing Year 2000 issue resolutions by the end of 1999. Until the Company's remediation and validation phases are substantially complete, however, the Company cannot fully and accurately estimate the risks of its Year 2000 issues. Moreover, any failure by third parties that have a material relationship with the Company may be a potential risk if such failure adversely impacts the ability of such parties to provide any products or services that are critical to the Company's operations. Finally, where the Company is not in a position to validate or certify that technology provided by third parties is Year 2000 compliant, the Company is seeking to obtain assurances from such third parties that their systems are or will be Year 2000 issue compliant no later than the end of 1999. If these third parties fail to address Year 2000 issues appropriately, there could be a materially adverse effect on the Company's financial condition and results of operations. Such risks include, but are not limited to the inability of subscribers to make or receive calls. Other risks associated with the failure of the Company or material third parties to develop and deploy Year 2000 issues solutions in a timely and successful manner involve or result in conditions that could preclude the Company from:

     (a)  obtaining equity or debt financing;

     (b)  deploying an alternative technology that is Year 2000 compliant;

     (a) commencing commercial service in new markets, expanding service in existing markets or introducing new services in existing markets;

     (d)  pursuing additional business opportunities.

The Company cannot independently assess the impact of Year 2000 risks, issues and compliance activities and programs involving operators of public other service providers (such as electric utilities). The Company, therefore, must rely on the respective utility providers' estimates of its own Year 2000 issue and the status of such utility providers' related compliance activities and programs in the Company's own Year 2000 issue assessment process. The Company has considered that certain of its customers, suppliers and operations located in foreign countries may not be at the same advanced level of awareness or assessment of the Year 2000 issue as their U.S. counterparts, consequently resulting in delays and lag in remediation efforts. To the extent that other service providers (such as electric utilities) fail to address their respective Year 2000 issue in a timely manner, any resulting disruption in the Company's service could have a materially adverse effect on the Company's operations.

     THE COMPANY'S CONTINGENCY PLANS. The Company has not completed all systems and software testing in its critical systems nor has it been advised of the completion of such activities by all third party vendors of critical products and services. Consequently, the Company has not fully assessed its exposure from potential Year 2000 issues noncompliance. The Company is preparing guidelines for addressing Year 2000 readiness business contingency plans for external and internal systems should it be determined that contingency plans are necessary. Following testing of the Company's critical systems, the Company will evaluate and create alternative plans designed to address various potential business interruptions that may occur as a result of noncompliance. Additionally, because contingency plans may also be provided by third parties, resulting from any anticipated failure on their part to be Year 2000 issue compliant, the Company will have to assess development of appropriate alternative solutions advanced by any such third party to determine its effectiveness and likely impact on the Company.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk
          ----------------------------------------------------------

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial market prices and rates. The Company is exposed to market risk in the area of changes in foreign currency exchange rates as measured against the United States dollar. These exposures are directly related to its normal operating activities. The Company has used mandatorily redeemable preferred stock, private notes, convertible notes and vendor credit facilities to finance it operations. These financial instruments all are at a fixed rate of interest and therefore do not expose the Company to any interest rate market risk.

All of the Company's revenues for the six months ended June 30, 1999 and 1998 are from foreign subsidiaries, while a significant portion of its operations were financed through the financial instruments noted above. The Company has attempted to protect its earnings from inflation and possible currency devaluation by setting prices in direct relation to the dollar and by periodically adjusting prices in local currencies. However, there can be no assurance that any significant devaluation against the dollar could be offset, in whole or in part, by a corresponding price increase. In the near term, the Company's foreign currency exchange rate exposure associated with the repayment of the principal and interest on the Private Notes and the Convertible Notes is limited as the terms of the Private Notes and the Convertible Notes do not require payments until the year 2003 and 2000, respectively. Accordingly, as of June 30, 1999 the Company has not established any hedge or risk reduction strategies related to its foreign currency exchange rate exposure other than what was noted above for Ecuador. See Item 2 "Management's Discussion and Analysis of Financial condition and Results of Operations - Inflation and Foreign Currency Exchange."

                          PART II - OTHER INFORMATION

Item 1. - Legal Proceedings
---------------------------

Maxon America, Inc. ("Maxon") filed suit against the Company on December 31, 1998 in the Platte County, Missouri Circuit Court demanding total damages of approximately $1,700,000 based upon claims that the Company failed to meet its contractual obligations under two purchase orders executed in 1996 and 1997.
The Company was served on February 18, 1999. The Company has retained counsel to defend this action and to bring the Company's counterclaim for breach of contract, breach of warranty and other possible claims under the Uniform Commercial Code. The Company has filed its answer and counterclaim, and is in the process of preparing for trial and quantifying the damages caused to the Company's business due to Maxon's failure to deliver on time and its delivery of equipment that was not merchantable.

Item 2. - Change in Securities and Use of Proceeds
--------------------------------------------------

(a) In April 1999, the Company issued an additional 527,255 shares of Series C Preferred Stock at $1.45 per share. These shares were issued in connection with the dividend earned by the Series C Preferred Stock. The Series C Preferred Stock bears a 12% dividend payable semi-annually in each April and October in either cash or additional shares at the option of the Company. As of June 30, 1999 the outstanding amount of Series C Preferred Stock is 9,316,424.

(b)  Inapplicable.

(c)  Inapplicable.

(d)  Inapplicable.

Item 5. - Other Information
---------------------------

     Channel Holdings

The table below sets forth the Company's channel holdings and subscriber information in its Latin American markets.

                                 POPs           Total Channel       Subscribers as of     Subscribers as of
--------------------------     (mm) (1)         Holdings (2)          June 30, 1999         June 30, 1998
Peru
      Lima/Callao                  7.5                 176                 7,307                 9,253
      Other                        3.5                 145                     -                     -
                                  ----               -----                ------                ------
              Total               11.0                 321                 7,307                 9,253

Ecuador
      Guayaquil                    1.9                 150                 2,372                 3,188
      Quito                        1.4                 150                 1,543                 1,584
      Cuenca                       0.2                  40                     -                     -
      Other                        0.5                  25                     -                     -
                                  ----               -----                ------                ------
              Total                4.0                 365                 3,915                 4,772
Chile
      Metropolitan Region
       of Santiago                 5.8                  55                 2,722                   412

       Other                       1.7                 275                     -                     -
                                  ----               -----                ------                ------
                                   7.5                 330                 2,722                   412
El Salvador
       Nationwide                  5.8                 170                   765                     -
                                  ----               -----                ------                ------
--------------------------
TOTAL (3)                         28.3               1,186                14,709                14,437
--------------------------        ====               =====                ======                ======

(1) Represents the approximate number of people ("POPs") in the markets in which the Company has channels.
(2) Channels are voice paths on which mobile communications are transmitted. Channels are licensed per geographic area and, using analog technology, each channel can generally serve up to 125 subscribers in a given area.
     All of the Company's channels are in the 800 MHz spectrum except 20 in each of Guayaquil and Quito which are in the 900 MHz spectrum.
(3) As of June 30, 1999 the Company also had channels and subscribers in the United States that are under management agreements. The Company is in the process of divesting its United States Operations (see Note 3).

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 24, 1999.



                              CENTENNIAL COMMUNICATIONS CORP.
                              a Delaware corporation


                              By:  /s/  Nanny G. Laverde
                                  --------------------------
                                  Name:  Nanny G. Laverde
                                  Title: Controller
                                  (Principal Financial and Accounting Officer)