Form 10-Q
period 1999-09-30
CENTENNIAL COMMUNICATIONS CORP
filed 1999-11-15
CIK 1028468

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter ended September 30, 1999

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________

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

     The number of shares outstanding of the Registrant's common stock as of November 15, 1999 was:

          Common stock - 3,502,750 shares

                        CENTENNIAL COMMUNICATIONS CORP.
                               TABLE OF CONTENTS

                                                                                                   Page Number
                                                                                                   -----------
                                   PART I - FINANCIAL INFORMATION
                                   ------------------------------

Item 1 - Financial Statements
------

Condensed Consolidated Balance Sheets as of September 30, 1999  (Unaudited) and December 31, 1998.....    2
Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months
   Ended September 30, 1999 and 1998 (Unaudited)......................................................    3
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1999 and 1998
   (Unaudited)........................................................................................    4
Notes to Condensed Consolidated Financial Statements (Unaudited)......................................    6

Centennial Cayman Corp. and Subsidiaries Financial Statements and notes to the financial statements
   for the Nine Months Ended September 30, 1999 (Unaudited)...........................................   14

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations........   20
------

Item 3 - Quantitative and Qualitative Disclosures about Market Risk...................................   30
------


                                   PART II - OTHER INFORMATION
                                   -------------------------------

Item 1 - Legal Proceedings............................................................................   31
------

Item 2 - Changes in Securities and Use of Proceeds....................................................   31
------

Item 5 - Other Information............................................................................   32
------

Item 6 - Exhibits and Reports on Form 8-K.............................................................   32
------

               CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
               ------------------------------------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                                  (UNAUDITED)
                                  -----------

                                                                            September 30,        December 31,
                                                                                1999                 1998
                                                                            -------------        ------------
                              ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                               $   3,381,297        $  5,245,119
    Restricted cash                                                             7,755,055          11,770,859
    Accounts receivable, net of allowances for doubtful
      accounts of $900,013 and $829,933, respectively                             737,754             886,494
    Radios and accessories inventory                                            1,519,120           2,328,755
    Other current assets                                                        1,409,036           1,443,316
    Current assets held for sale (Note 3)                                         370,734              53,011
                                                                            -------------        ------------
    Total current assets                                                       15,172,996          21,727,554

PROPERTY AND EQUIPMENT, net (Note 5)                                            9,201,712           8,937,917
SMR LICENSES, net of accumulated amortization of $1,110,998
    and $608,007, respectively                                                 15,079,562          13,287,358
LONG-TERM ASSETS HELD FOR SALE (Note 3)                                           480,143           1,166,962
OTHER NONCURRENT ASSETS, net                                                    2,185,962           2,462,517
                                                                            -------------        ------------
                Total assets                                                $  42,120,375        $ 47,582,308
                                                                            =============        ============
              LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
    Accounts payable                                                        $   1,435,687        $  2,144,964
    Accrued liabilities                                                         1,755,106           1,450,014
    Payable to seller                                                                   -             400,000
    Deposits on assets held for sale (Note 3)                                     327,500             454,108
    Current liabilities related to assets held for sale (Note 3)                        -             154,170
                                                                            -------------        ------------
    Total current liabilities                                                   3,518,293           4,603,256
CAPITAL LEASES PAYABLE (Note 6)                                                         -              24,607
CONVERTIBLE NOTES (Note 6)                                                     11,626,549          10,881,063
PRIVATE NOTES (Note 6)                                                         20,772,585          17,829,506
LONG-TERM LIABILITIES RELATED TO ASSETS HELD FOR SALE                             112,664             386,694
                                                                            -------------        ------------
                Total liabilities                                              36,030,091          33,725,126
COMMITMENTS AND CONTINGENCIES (Note 7)
MANDATORILY REDEEMABLE, CONVERTIBLE
    PREFERRED STOCK:
    Series A, $.01 par value, 352 authorized, issued and outstanding            8,786,164           8,780,242
    Series B, $.01 par value, 6,399,648 authorized,
      5,735,251 issued and outstanding                                         20,641,556          20,541,125
    Series C, $.01 par value, 11,000,000 authorized, 9,266,424
      and 8,789,169 issued and outstanding, respectively                       13,436,317          12,744,286
                                                                            -------------        ------------
                                                                               42,864,037          42,065,653
                                                                            -------------        ------------
STOCKHOLDERS' DEFICIT:
    Common stock, $.01 par value, 40,000,000 authorized,
      3,502,750 issued and outstanding                                             35,028              35,028
    Additional paid-in capital                                                  6,300,822           7,599,298
    Accumulated deficit                                                       (43,330,973)        (35,981,330)
    Accumulated other comprehensive income                                        221,370             138,533
                                                                            -------------        ------------
    Total stockholders' deficit                                               (36,773,753)        (28,208,471)
                                                                            -------------        ------------
    Total liabilities and stockholders' deficit                             $  42,120,375        $ 47,582,308
                                                                            =============        ============

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

               CENTENNIAL COMMUNICATIONS CORP.  AND SUBSIDIARIES
               -------------------------------------------------
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
     ----------------------------------------------------------------------
                                  (UNAUDITED)
                                  -----------

                                                    For the Three Months Ended                      For the Nine Months Ended
                                                          September 30,                                   September 30,
                                                 -----------------------------------           --------------------------------
                                                     1999                  1998                   1999                1998
                                                 -----------            ------------           ------------      --------------
REVENUE:
   Radio service revenue                         $ 1,401,690             $ 1,569,859            $ 4,250,656        $  4,032,382
   Equipment sales                                   104,136                 308,282                654,962           1,210,307
   Other revenue                                      88,750                  40,094                128,784             117,347
                                                 -----------            ------------           ------------       -------------
                                                   1,594,576               1,918,235              5,034,402           5,360,036
                                                 -----------            ------------           ------------       -------------
COSTS AND EXPENSES RELATED TO REVENUE:
   Network and site expense                           51,524                  23,974                149,286              66,768
   Cost of equipment sold                            134,705                 515,055                704,882           1,595,351
   Maintenance and other                              90,244                 114,279                297,377             299,370
                                                 -----------            ------------           ------------       -------------
                                                     276,473                 653,308              1,151,545           1,961,489
                                                 -----------            ------------           ------------       -------------
                                                   1,318,103               1,264,927              3,882,857           3,398,547

OPERATING COSTS AND EXPENSES:
   Selling, general and administrative             1,627,338               2,147,896              5,102,871           6,932,961
   Depreciation and amortization                     813,446                 565,656              2,269,536           1,462,323
   Loss on divesture of investment                         -               2,403,700                      -           2,403,700
                                                 -----------            ------------           ------------       -------------
                                                   2,440,784               5,117,252              7,372,407          10,798,984
                                                 -----------            ------------           ------------       -------------
OPERATING LOSS                                    (1,122,681)             (3,852,325)            (3,489,550)         (7,400,437)
                                                 -----------            ------------           ------------       -------------

OTHER INCOME (EXPENSE):
   Interest expense                               (1,436,904)             (1,228,746)            (4,167,827)         (3,387,395)
   Interest income                                   134,112                 306,503                505,020           1,140,827
   Other                                            (214,487)               (135,967)              (197,286)           (289,517)
                                                 -----------            ------------           ------------       -------------
                                                  (1,517,279)             (1,058,210)            (3,860,093)         (2,536,085)
                                                 -----------            ------------           ------------       -------------
NET LOSS                                          (2,639,960)             (4,910,535)            (7,349,643)         (9,936,522)

DIVIDENDS ON AND ACCRETION OF MANDATORILY
 REDEEMABLE PREFERRED SHARES TO REDEMPTION
 VALUE                                              (447,499)               (295,242)            (1,298,476)         (1,012,665)
                                                 -----------            ------------           ------------       -------------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS        (3,087,459)             (5,205,777)            (8,648,119)        (10,949,187)

OTHER COMPREHENSIVE INCOME (LOSS):
   Foreign currency translation adjustments          174,151                   2,839                 82,837             (37,037)
                                                 -----------            ------------           ------------       -------------
COMPREHENSIVE LOSS                               $(2,913,308)            $(5,202,938)           $(8,565,282)        (10,986,224)

BASIC NET LOSS PER COMMON SHARE                  $     (0.88)            $     (1.49)           $     (2.47)       $      (3.13)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING      3,502,750               3,502,750              3,502,750           3,502,749


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

               CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
               ------------------------------------------------
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (UNAUDITED)
                                  -----------

                                                                                            For the Nine Months Ended
                                                                                                  September 30,
                                                                                        -------------------------------------
                                                                                             1999                   1998
                                                                                        --------------         --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                           $  (7,349,643)         $   (9,936,522)
     Adjustments to reconcile net loss to net cash
          used in operating activities-
             Depreciation and amortization                                                  2,269,536               1,462,323
             Loss on disposal of property and equipment                                      (166,791)                      -
             Loss on divesture of investment in affiliate                                           -               2,403,700
             Stock based compensation                                                               -                  37,458
             Allowance for doubtful accounts                                                  109,135                 481,340
             Accretion of interest on private and
               Convertible notes                                                            3,896,575               2,994,357
             Changes in operating assets and liabilities-
                (Increase)/decrease in accounts receivable                                     39,605                (643,306)
                (Increase)/decrease in inventory                                              809,635              (2,054,063)
                (Increase)/decrease in other assets                                            46,811                (473,470)
                Increase/(decrease) in accounts payable                                      (709,277)              1,142,127
                Increase/(decrease) in accrued liabilities                                   (122,500)                464,631
                                                                                         ------------          --------------
                Net cash used in operating activities                                      (1,176,914)             (4,121,425)
                                                                                         ------------          --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                    (1,823,385)             (5,422,371)
     Acquisition of operating and non-operating,
        entities and spectrum, net of cash acquired                                        (2,620,823)             (7,386,203)
     Payment of contingent payable to seller                                                 (400,000)             (2,390,000)
     (Increase) decrease in restricted cash                                                 4,015,804                (333,181)
     Change in assets held for sale                                                            83,266                (891,237)
                                                                                         ------------          --------------
                Net cash used in investing activities                                        (745,138)            (16,422,992)
                                                                                         ------------          --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from offering of private notes and warrants                                           -              20,441,258
     Proceeds from offering of convertible notes                                                    -              10,000,000
     Deferred debt offering costs                                                                   -              (1,326,693)
     Proceeds from issuance of common stock                                                         -                     250
     Payments on capital leases payable                                                       (24,607)                      -
                                                                                         ------------          --------------
                Net cash provided by (used in) financing activities                           (24,607)             29,114,815
                                                                                         ------------          --------------
CASH EFFECT OF EXCHANGE RATE CHANGES                                                           82,837                 (37,037)
                                                                                         ------------          --------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                    (1,863,822)              8,533,361

CASH AND CASH EQUIVALENTS, beginning of period                                              5,245,119               7,730,141
                                                                                         ------------          --------------
CASH AND CASH EQUIVALENTS, end of period                                                 $  3,381,297          $   16,263,502
                                                                                         ============          ==============

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

               CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
               ------------------------------------------------
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (UNAUDITED)
                                  -----------

                                                                             For the Nine Months Ended
                                                                                     September 30,
                                                                      ---------------------------------------
                                                                           1999                     1998
                                                                      --------------           --------------
SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
     Cash paid for-
        Interest                                                           29,615                    355,944
        Income taxes                                                      133,779                    115,175
     Supplemental schedule of noncash
        investing and financing activities-
           Accretion of preferred stock to redemption value               106,353                    106,353
           Dividends payable on preferred stock                           685,252                  1,012,665
           Conversion of senior note and related accrued
               interest to Series C preferred stock                             -                 11,535,746
           Payment of dividends on Series C preferred stock
               in additional shares                                       764,531                    403,751
           Accrued acquisition of Chilean
               Channels                                                         -                  2,800,000

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

               CENTENNIAL COMMUNICATIONS CORP. AND SUBSIDIARIES
               ------------------------------------------------
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                           AS OF SEPTEMBER 30, 1999
                           ------------------------
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


NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------   ------------------------------------------

     Basis of Presentation
     ---------------------

The accompanying interim unaudited condensed consolidated financial statements include the accounts of Centennial Communications Corp. and its subsidiaries, all of which are wholly owned. All subsidiaries are consolidated and all significant intercompany accounts and transactions have been eliminated in consolidation.

The condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management's opinion, all adjustments (which are of a normal recurring nature) have been recorded which are necessary to present fairly the financial position of the Company as of September 30, 1999 and the results of its operations for the three and nine months ended September 30, 1999 and 1998. Operating results for the interim periods are not necessarily indicative of results for an entire year.

     SMR Licenses
     ------------

Direct and certain indirect costs of obtaining SMR licenses, as well as the fair market value of licenses obtained in certain acquisitions, are capitalized and amortized using the straight-line method over the period of the related license (generally 10 to 40 years) upon commencement of service. SMR licenses in the countries in which the Company operates are issued conditionally for various periods of time. The SMR licenses are generally renewable providing the licensee has complied with applicable rules and policies. In most instances, the Company believes it has complied and intends to comply with these standards and is amortizing the related costs using the straight line method over their estimated useful lives, generally 40 years. In some cases, the Company currently is not in compliance with applicable requirements and, where appropriate, has filed requests for extensions and/or amendments with the appropriate government agency. The Company expects that such extension and/or amendments requests will be granted and the risk of having these or any other licenses revoked is remote.

     Reclassifications
     -----------------

Certain amounts in prior periods have been reclassified to conform with the current presentation.

     Cash and cash equivalents
     -------------------------

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of September 30, 1999, approximately $1.3 million was restricted for certain construction and operational obligations related to SMR licenses in Chile, and approximately $6.5 million of cash and cash equivalents was restricted under one of the Company's financing arrangements and is only to be used in Latin America. In November 1999, the $1.3 million was released.

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


NOTE 3.   SALE OF THE U.S. OPERATIONS
-------   ---------------------------

In August 1997, the Company made a strategic decision to sell the U.S. Operations and began to seek purchasers for these operations, consisting of licenses and related assets and liabilities in 20 major trading areas ("MTAs"). As of September 30, 1999, the Company had completed the sale of all but one MTA to one purchaser. The remaining purchase was subject to the approval by the Federal Communications Commission (the "FCC") of the transfer of the spectrum licenses. This approval was received on September 15, 1999. The sale of the final MTA was consummated on October 7, 1999. Until the contingencies related to the FCC were resolved, the Company transferred the majority of the risks and rewards of the U.S. Operations to the purchasers by way of management agreements. The transactions were not recognized as sales until substantially all of the risks, rewards of ownership and full control of such licenses and the related assets and liabilities are transferred to the purchasers. The Company is not responsible for any losses incurred during the time covered by the agreements with the buyer/managers. As of September 30, 1999, the Company had received approximately $327,500 in cash proceeds related to the remaining sale, and had recorded these amounts as deposit liabilities in the accompanying balance sheet.

As of September 30, 1999 and December 31, 1998, financial information related to the U.S. Operations was as follows:

                                                                 As of                             As of
                                                           September 30, 1999                December 31, 1998
                                                          --------------------              -------------------
     Current assets                                                  $370,734                     $   53,011
     Property and equipment                                           358,079                        935,477
     SMR licenses                                                     122,064                        231,485
                                                          --------------------              -------------------
          Total Operating Assets                                      850,877                      1,219,973

     Current liabilities                                                    -                        154,170
     Capital leases                                                         -                        173,035
     Spectrum license debt                                            112,664                        213,659
                                                          --------------------              -------------------
          Total Liabilities                                           112,664                        540,864
                                                          --------------------              -------------------
          Net assets of the U.S. Operations                          $738,213                     $  679,109
                                                          ====================              ===================

Effective August 1997, the property, equipment and SMR licenses related to the U.S. Operations were considered to be assets to be disposed of, as that term has been defined by Statement of Financial Accounting Standards No. 121, because management, having the authority to do so, had committed to the sale of these assets. Accordingly, the Company's management estimated the fair value of such assets, and determined that a write-down to fair market value was necessary as of August 1997. The amount of the write-down recorded by management was approximately $1,900,000. The Company's estimates were based upon executed sales contracts. Additionally, the Company recorded an approximate $1,300,000 charge for termination and other contractually committed costs in connection with the divestiture of the U.S. Operations in the third quarter of 1997. As of September 30, 1999, the Company had made cash payments of the majority of this amount. The amount of costs incurred and remaining liabilities related to the U.S. Operations as of September 30, 1999 follow:

                                                                  Costs Incurred
                                                                 during the Nine
                                         Accrued Costs             Months Ended            Accrued Costs
                                       December 31, 1998        September 30, 1999       September 30, 1999
                                      -------------------      --------------------     -------------------
Legal and other professional fees              $ 45,661                 $ 33,261                  $12,400
Taxes                                            86,695                   66,005                   20,690
Other selling costs (1)                          16,440                   16,440                        -
                                      -------------------      --------------------     -------------------
Total                                          $148,796                 $115,706                  $33,090
                                      ===================      ====================     ===================

(1) Other selling costs include equipment lease costs, contract breakage fees and moving and shipping costs.

No adjustments to these accruals were recorded during the nine months ended September 30, 1999. The Company periodically reviewed the adequacy of the fair market value writedown discussed above. Because the sale of the last MTA was completed on October 7, 1999, the Company made a final determination of the adequacy of the writedown, and determined that $268,938 of such amount was no longer required, and was reversed during the period ended September 30, 1999. The Company expects that the remaining accrual will be utilized during the forth quarter and in next fiscal year.


NOTE 4.   ACQUISITIONS
-------   ------------

On January 2, 1998, the Company purchased 100% of the outstanding capital stock of Telecomunicaciones y Servicios S.A. ("TyS"), a Chilean operating company for a purchase price of $3,200,000.

On April 14, 1998 the Company executed a purchase agreement with certain non-operating subsidiaries of International Wireless Communications Holdings, Inc. ("IWC") for the acquisition of certain assets in Peru, Ecuador and Chile for a purchase price of approximately $3,500,000. On May 13, 1998 the Company completed the first part of the acquisition and acquired a non-operating entity in Ecuador (Comovec S.A.) for approximately $300,000. On May 22, 1998, the Company completed the second part of the acquisition and acquired a non-operating entity in Peru (Peru Tel S.A.) for approximately $2,800,000. On May 12, 1999, the Company completed the last part of the IWC closing, and acquired for $400,000 the Chilean assets of RMD Agencia Chile, consisting of its 800 MHZ channels: 20 channels in Santiago, 20 channels in Valparaiso/Vina del Mar, and 25 channels in Concepcion/Talcahuano. In addition to acquisitions, the Company was awarded 40 nationwide channels of 800 MHz spectrum on June 9, 1998 in El Salvador. The Company paid $620,000 for the licenses, which have a 20 year term.

On October 15, 1998, the Company signed a purchase agreement for the acquisition of certain Chilean assets, including a license for 20 800 MHz channels in Santiago, certain infrastructure and subscribers. On July 26, 1999, the Company completed this acquisition for approximately $1,855,000. Approximately $325,000 represented the fair value of the net tangible assets. The excess purchase price over the fair value of the net tangible assets acquired was approximately $1,530,000, which was allocated to SMR licenses. These licenses will be amortized over 23 years, the remaining term of the license.

On October 22, 1998, the Company signed an agreement to purchase 100% of the shares of Trunking S.A. a Chilean non-operating development stage company having
(i) 20 800 MHz channels in Santiago and (ii) 176 800 MHz channels in various Chilean cities. This acquisition closed on July 26, 1999 and was accounted for as a purchase. Total consideration paid by the Company was $700,000, which was allocated entirely to SMR licenses. These licenses will be amortized over 26 years, the remaining term of the license.

The Company used its existing restricted cash for these acquisitions.


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

The composition of property and equipment follows:

                                                         September 30,       December 31,
                                                              1999               1998
                                                         -------------       ------------
Network infrastructure                                     $ 7,793,920        $ 6,975,994
Radios                                                       3,533,180          3,321,641
Computer equipment and software                                891,499            723,746
Furniture and fixtures                                         496,072            397,775
Leasehold improvements                                         219,832            303,754
                                                           -----------        -----------
                                                            12,934,503         11,722,910
Accumulated depreciation                                    (3,732,791)        (2,784,993)
                                                           -----------        -----------
Property and equipment, net                                $ 9,201,712        $ 8,937,917
                                                           ===========        ===========

The Company depreciates infrastructure over ten years, radios over five years, computer equipment and software over three years and leasehold improvements over the life of the lease.

Depreciation expense was $661,070 and $470,337 for the three months ended September 30, 1999, and 1998, respectively and $1,710,531 and $1,168,342 for the nine months ended September 30, 1999, and 1998, respectively.

NOTE 6.   LONG-TERM DEBT AND CAPITAL LEASES PAYABLE
-------   -----------------------------------------

                                                                                  September 30,        December 31,
                                                                                      1999                 1998
                                                                                --------------     -----------------
Capital lease, payable in monthly principal and interest payments of
    $6,395, for 60 months beginning on various dates from July 1, 1996 through October 31, 1996, effective interest rate of 12%, secured by
    infrastructure equipment                                                       $        -            $   173,035

Capital lease, payable in monthly principal and interest payments of
    $1,736 for 48 months beginning July 28, 1996, effective interest rate
    of 10.1%, secured by a phone system                                                      -                24,607

Notes payable for purchase of SMR license, quarterly payments of
    $4,823 are interest-only (at the stated rate) through March 2001, after which quarterly payments of $16,454 include principal and interest for the next five years, imputed interest rate of 12%,
    secured by related SMR licenses                                                    112,664               213,659

14% Private Notes due 2005 (the "Private Notes"), net of unamortized discount of $19,227,415 and $22,170,494, interest payable
    semi-annually in arrears commencing July 1, 2003                                20,772,585            17,829,506

9% Convertible Notes due 2005 (the "Convertible Notes"), interest
    payable annually commencing July 1, 2000                                        11,626,549            10,881,063
                                                                                --------------     -----------------
                                                                                    32,511,798            29,121,870
Less amount classified as Assets Held for Sale                                        (112,664)             (386,694)
                                                                                --------------     -----------------
                                                                                   $32,399,134           $28,735,176

On April 15, 1999 the Company sold the phone system and cancelled the remaining balance on the capital lease secured by the phone system. On August 13, 1999 the Company completed the payment of the capital lease secured by infrastructure.

On February 18, 1998, the Company entered into an agreement with E.F. Johnson regarding the purchase of infrastructure equipment and subscriber units. Pursuant to this agreement, E.F. Johnson made available to the Company a $1.5 million credit line associated with the purchase of infrastructure equipment for build-out in Chile. The amounts financed were payable quarterly over a one year period and no interest was charged. The Company determined the market rate for this debt to be 14%. The Company was required to make a down payment in the amount of 25% of the cost of the purchased equipment pursuant to the agreement. The Company made the final payment pursuant to this agreement on September 4, 1999.


NOTE 7.   COMMITMENTS AND CONTINGENCIES
-------   -----------------------------

   Recovery of Investments
   -----------------------

Since its inception, the Company's efforts have been primarily directed towards raising capital and acquiring, developing and operating SMR networks. Further, the Company has made significant investments in pre-operating entities in various Latin American countries whose primary assets were SMR licenses. The Company's Peruvian operations and revenue generating activity began in May 1996, its Ecuadorian operations and revenue generating activity began in March 1997, its Chilean operations and revenue generating activity began in January 1998 and its El Salvadoran operations and revenue generating activity began in September 1998. The ability of the Company to recover its investment in property, equipment and spectrum and to generate positive cash flow and operating profits is contingent upon a number of factors, including the Company's ability to continue to build out and develop the SMR and other low-cost, wireless communications networks it currently owns and to attract and retain sufficient subscribers on its existing systems and those which are under development in sufficient numbers to achieve profitable operations.

   Recoverability of Licenses
   --------------------------

The terms of the Company's SMR license agreements contain provisions whereby the Company must achieve certain levels of subscriber load and network build out. If such commitments are not met, the Company could be subject to the revocation of the applicable licenses.

Compliance with the terms of SMR licenses and certain regulatory requirements, such as construction deadlines and minimum subscriber requirements, can be difficult to meet. In addition, there can be no guarantee that in the future all regulatory requirements will be met or that the Company will not lose any applicable licenses as a result of its failure to meet such requirements. The Company currently is not in compliance with certain minimum subscriber loading requirements with respect to its channels in Peru. Failure to comply with such requirements may subject the licenses relating to such channels to punitive measures. In 1996, 1997 and 1998 amendments for all of the Company's six Peruvian subsidiaries were filed with the Peruvian Ministry of Transportation, Communications, Housing and Construction (the "Ministry"). In June 1999, the Company received preliminary approval to the amendments for three of the Peruvian subsidiaries, with certain changes as a result of their technical reviews of the systems. Based upon meetings held with the Ministry, and based on advice from the Company's outside legal advisors, on August 10, 1999 the Company filed additional amendments to the build out requirements in the Minimum Expansion Plan together with its application to merge certain of the affiliated companies for administrative reasons, which applications have received preliminary approval from the Ministry.

After various discussions with the Peruvian authorities and based on advice from the Company's outside legal advisors for such matters, the Company believes that the outcome of the items raised by the regulators will not result in an impairment of the carrying amount of the Peruvian licenses. As the Company continues its discussions with the Peruvian Ministry, the Company will continue to review the carrying amount of its licenses for impairment in light of such discussions.


NOTE 8.   PREFERRED STOCK
-------   ---------------

The Company is authorized to issue 17,400,000 shares of preferred stock. Shares of preferred stock may be issued from time to time in one or more series with designations rights, preferences and limitations established by the Company's Board of Directors.

Holders of preferred stock are entitled to dividend payments as and when declared by the Board of Directors. No distributions may be made to holders of common stock until all dividends declared, if any, on the preferred stock have been paid. The indenture relating to the Company's Private Notes (the "Indenture"), restricts the Company's ability to pay cash dividends.

The Series C Preferred Stock bear a 12% dividend per annum and is payable semi-annually in each April and October in either cash or additional shares of Series C Preferred Stock at the option of the Company. In April 1999, the Company issued additional 527,255 shares of Series C Preferred Stock at $1.45 per share for the 12% dividend due on such date.

On October 3, 1997 the Company loaned Michael N. Simkin, the former Chief Executive Officer of the Company, $72,500 to purchase 50,000 shares of the Company's Series C Preferred Stock (the "Simkin Loan") with a maturity date of October 3, 1999. Interest was payable annually on the principal amount of this loan at 6.5% per annum and was secured by a pledge of the purchased shares of Series C Preferred

     Stock. On September 30, 1999 Mr. Simkin agreed to return the shares of Series C Preferred Stock previously issued to him for cancellation of the loan.


     NOTE 9.   OPERATING SEGMENTS
     -------   ------------------

     The Company's reportable segments are geographic units that develop and operate SMR networks as well as the corporate unit, which oversees all operations. EBITDA represents operating income/(loss) before depreciation and amortization and is not a measurement under U.S. generally accepted accounting principles and may not be similar to EBITDA measures of other companies.

     The following information presents certain summarized balance sheet and statement of operations data by segment as of September 30, 1999 and 1998 and for the nine months then ended (in 000's):

                               United                   Latin America
                                         --------------------------------------------
                             States (1)    Peru     Ecuador     Chile    El Salvador   Corporate   Elimination     Total
                             ----------  ---------  --------  ---------  ------------  ----------  ------------  ---------
September 30, 1999
------------------
Revenues                        $    -    $ 2,495    $1,382    $   872       $   285     $     -      $      -    $ 5,034
EBITDA                               -        537       221       (319)          (84)     (1,575)            -     (1,220)
Operating income (loss)              -       (457)     (505)      (621)         (150)     (1,757)            -     (3,490)
Total assets                    $  738    $13,862    $2,980    $11,019       $ 1,427     $50,992      $(38,898)   $42,120

September 30, 1998
------------------
Revenues                        $    -    $ 3,157    $2,040    $   163       $     -     $     -      $      -    $ 5,360
EBITDA                               -        749      (353)      (360)       (2,414)     (3,560)            -     (5,938)
Operating income (loss)              -        101      (822)      (425)       (2,414)     (3,840)            -     (7,400)
Total assets                    $6,136    $16,738    $4,784    $ 5,679       $ 1,623     $61,246      $(39,933)   $47,582

     For the three months ended September 30, 1999 and 1998 (in 000's):

                              United                   Latin America
                                        --------------------------------------------
                            States (1)    Peru     Ecuador     Chile    El Salvador   Corporate   Elimination     Total
                            ----------  ---------  --------  ---------  ------------  ----------  ------------  ---------
September 30, 1999
Revenues                       $    -    $   727    $  435    $   372       $    61     $     -      $      -    $1 ,595
EBITDA                              -        138         7        (36)          (10)       (408)            -       (309)
Operating income (loss)             -       (249)     (296)      (168)           32        (442)            -     (1,123)
Total assets                   $  738    $13,862    $2,980    $11,019       $ 1,427     $50,992      $(38,898)    42,120

September 30, 1998
Revenues                       $    -    $ 1,111    $  697    $   110       $     -     $     -      $      -    $ 1,918
EBITDA                              -        367      (192)      (200)       (2,414)     (1,979)            -    $(4,418)
Operating income (loss)             -        116      (376)      (317)       (2,414)       (861)            -    $(3,852)
Total assets                   $6,136    $16,738    $4,784    $ 5,679       $ 1,623     $61,246      $(39,933)   $56,273

     (1) In August 1997 the Company made the decision to sell its U.S. operations (see Note 3).


     NOTE 10.  SUBSEQUENT EVENT
     --------  ----------------

     On October 7, 1999, the Company closed the sale of the final MTA related to the U.S. Operations (see Note 3).

     On October 31, 1999, the Company issued 568,341 additional shares of Series C Preferred Stock at a price of $1.45 per share in connection with the dividend earned by the Series C Preferred Stock.

     On November 8, 1999, the $1.3 million that were restricted for certain construction and operational obligations related to SMR licenses in Chile were released to the Company.

                    CENTENNIAL CAYMAN CORP. AND SUBSIDIARIES
                    ----------------------------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                                  (UNAUDITED)
                                  -----------

                                                                              September 30,              December 31,
                                ASSETS                                            1999                      1998
                                ------                                      -----------------         -----------------
CURRENT ASSETS:
Cash and cash equivalents                                                        $    421,749              $    559,789
Restricted cash                                                                       400,885                   386,562
Accounts receivable - trade, net of allowance for doubtful
 Accounts of $900,013 and $829,933, respectively                                      737,754                   886,494
Inventory                                                                           1,489,107                 1,896,822
VAT receivable                                                                        950,629                   754,000
Prepaid licenses and other current assets                                             344,247                   483,702
                                                                            -----------------         -----------------
       Total current assets                                                         4,344,371                 4,967,369

PROPERTY AND EQUIPMENT, net                                                         9,112,992                 8,392,841
SMR LICENSES, net of accumulated amortization
 of $1,110,998 and $608,007, respectively                                          15,079,562                13,287,358
OTHER NONCURRENT ASSETS, net                                                          283,884                   354,618
                                                                            -----------------         -----------------

       Total assets                                                              $ 28,820,809              $ 27,002,186
                                                                            =================         =================

                LIABILITIES AND STOCKHOLDER'S EQUITY
                ------------------------------------

CURRENT LIABILITIES:
  Accounts payable - trade                                                       $    776,686              $    443,382
  Accounts payable - affiliates                                                    25,906,481                20,870,243
  Payable to seller                                                                         -                   400,000
  Accrued liabilities                                                                 734,846                   898,623
                                                                            -----------------         -----------------

       Total liabilities                                                           27,418,013                22,612,248


STOCKHOLDER'S EQUITY:
  Common stock, $1 par value, 50,000 authorized,
    2 issued and outstanding, respectively                                                  2                         2
Additional paid-in capital                                                         20,858,377                20,858,377
Accumulated deficit                                                               (19,676,953)              (16,606,974)
Accumulated other comprehensive income                                                221,370                   138,533
                                                                            -----------------         -----------------

       Total stockholder's equity                                                   1,402,796                 4,389,938
                                                                            -----------------         -----------------

       Total liabilities and stockholder's equity                                $ 28,820,809              $ 27,002,186
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
                                  -----------

                                                    For the Three Months Ended                     For the Nine Months Ended
                                                          September 30,                                  September 30,
                                           -----------------------------------------      ----------------------------------------
                                                   1999                    1998                   1999                   1998
                                           -----------------       -----------------      -----------------      -----------------
REVENUE:
   Radio service revenue                           1,401,690               1,569,859              4,250,656              4,032,382
   Equipment sales                                   104,136                 308,282                654,962              1,210,307
   Other                                              88,750                  40,094                128,784                117,347
                                           -----------------       -----------------      -----------------      -----------------
                                                   1,594,576               1,918,235              5,034,402              5,360,036
                                           -----------------       -----------------      -----------------      -----------------
COSTS AND EXPENSES RELATED TO REVENUE:
   Network and site expense                           51,524                  23,974                149,286                 66,768
   Cost of equipment sold                            134,705                 515,055                704,882              1,595,351
   Maintenance and other                              90,244                 114,279                297,377                299,370
                                           -----------------       -----------------      -----------------      -----------------
                                                     276,473                 653,308              1,151,545              1,961,489
                                           -----------------       -----------------      -----------------      -----------------
                                                   1,318,103               1,264,927              3,882,857              3,398,547
OPERATING COSTS AND EXPENSES:
   Selling, general and administrative             1,614,701               1,463,921              4,964,130              5,471,077
   Depreciation and amortization                     780,211                 468,150              2,089,421              1,175,774
   Loss on divesture of investment                         -               2,403,700                      -              2,403,700
                                           -----------------       -----------------      -----------------      -----------------
                                                   2,394,912               4,335,771              7,053,551              9,050,551
                                           -----------------       -----------------      -----------------      -----------------
OPERATING LOSS                                    (1,076,809)             (3,070,844)            (3,170,694)            (5,652,004)
                                           -----------------       -----------------      -----------------      -----------------

OTHER INCOME (EXPENSE):
   Interest Expense                                  (15,448)                 (1,754)               (54,571)                (3,987)
   Interest Income                                      (407)                 11,672                 44,933                 11,672
   Other                                               7,659                (176,136)               110,353               (351,895)
                                           -----------------       -----------------      -----------------      -----------------
                                                      (8,196)               (166,218)               100,715               (344,210)
                                           -----------------       -----------------      -----------------      -----------------
NET LOSS                                          (1,085,005)             (3,237,062)            (3,069,979)            (5,996,214)

OTHER COMPREHENSIVE INCOME (LOSS):
   Foreign currency translation
     adjustments                                     130,056                  (3,696)               221,370                (37,037)
                                           -----------------       -----------------      -----------------      -----------------
COMPREHENSIVE LOSS                                  (954,949)             (3,240,758)            (2,848,609)            (6,033,251)
                                           =================       =================      =================      =================

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements

                   CENTENNIAL CAYMAN CORP. AND SUBSIDIARIES
                   ----------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (UNAUDITED)
                                  -----------

                                                                                 For the Nine Months Ended
                                                                                        September 30,
                                                                             --------------------------------
                                                                                 1999                1998
                                                                             ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                 (3,069,979)          (5,996,214)
    Adjustments to reconcile net loss to net cash
       used in operating activities-
             Depreciation and amortization                                     2,089,421            1,175,774
             Loss on divestiture of investment in affiliate                            -            2,403,700
             Loss on disposal of property and equipment                           88,680                    -
             Allowance for doubtful accounts                                     109,135              481,340

             Accretion of interest on discount and
                   Convertible notes                                                   -                    -
             Changes in operating assets and liabilities-
                (Increase)/decrease in accounts receivable                        39,605             (643,306)
                (Increase)/decrease inventory                                     407,715          (1,413,707)
                (Increase)/decrease in other assets                                22,988            (409,225)
                Increase/(decrease) in accounts payable and other                 333,304             116,038
                Increase/(decrease) in accrued liabilities                       (163,777)            421,536
                                                                             ------------        ------------
                Net cash used in operating activities                            (142,908)         (3,864,064)
                                                                             ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                        (2,079,061)         (3,744,093)
     Acquisition of operating and non-operating,
        entities and spectrum, net of cash acquired                            (2,620,823)         (7,386,203)
     Payment of contingent payable to seller                                     (400,000)         (2,390,000)
     (Increase) decrease in restricted cash                                       (14,323)           (333,181)
                                                                             ------------        ------------
                Net cash used in investing activities                          (5,114,207)        (13,853,477)
                                                                             ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Advances from affiliates                                                   5,036,238          17,919,256
                                                                             ------------        ------------
                Net cash provided by (used in) financing activities             5,036,238          17,919,256

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                            82,837             (37,037)
                                                                             ------------        ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                          (138,040)            164,678

CASH AND CASH EQUIVALENTS, beginning of period                                    559,789             908,048
                                                                             ------------        ------------
CASH AND CASH EQUIVALENTS, end of period                                     $    421,749        $  1,072,726
                                                                             ============        ============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements

                   CENTENNIAL CAYMAN CORP. AND SUBSIDIARIES
                   ----------------------------------------
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                           AS OF SEPTEMBER 30, 1999
                           ------------------------
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

In management's opinion, all adjustments (which are of a normal recurring nature) have been made which are necessary to present fairly the financial position of the Company as of September 30, 1999 and the results of its operations for the nine months ended September 30, 1999 and 1998.

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

NOTE 2.   ACQUISITIONS
-------   -------------

On January 2, 1998, the Company purchased 100% of the outstanding capital stock of Telecomunicaciones y Servicios S.A. ("TyS"), a Chilean operating company for a purchase price of $3,200,000.

On April 14, 1998 the Company executed a purchase agreement with certain non-operating subsidiaries of International Wireless Communications Holdings, Inc. ("IWC") for the acquisition of certain assets in Peru, Ecuador and Chile for a purchase price of approximately $3,500,000. On May 13, 1998 the Company completed the first part of the acquisition and acquired a non-operating entity in Ecuador (Comovec S.A.) for approximately $300,000. On May 22, 1998, the Company completed the second part of the acquisition and acquired a non-operating entity in Peru (Peru Tel S.A.) for approximately $2,800,000. On May 12, 1999, the Company completed the last part of the IWC closing, and acquired for $400,000 the Chilean assets of RMD Agencia Chile, consisting of its 800 MHZ channels: 20 channels in Santiago, 20 channels in Valparaiso/Vina del Mar, and 25 channels in Concepcion/Talcahuano. In addition to acquisitions, the Company was awarded 40 nationwide channels of 800 MHz spectrum on June 9, 1998 in El Salvador. The Company paid $620,000 for the licenses, which have a 20 year term.

On October 15, 1998, the Company signed a purchase agreement for the acquisition of certain Chilean assets, including a license for 20 800 MHz channels in Santiago, certain infrastructure and subscribers. On July 26, 1999, the Company completed this acquisition for approximately $1,855,000. Approximately $325,000 represented the fair value of the net tangible assets. The excess purchase price over the fair value of the net tangible assets acquired was approximately $1,530,000, which was allocated to SMR licenses. These licenses will be amortized over 23 years, the remaining term of the license.

On October 22, 1998, the Company signed an agreement to purchase 100% of the shares of Trunking S.A. a Chilean non-operating development stage company having
(i) 20 800 MHz channels in Santiago and (ii) 176 800 MHz channels in various Chilean cities. This acquisition closed on July 26, 1999 and was accounted for as a purchase. Total consideration paid by the Company was $700,000, which was allocated to SMR licenses. These licenses will be amortized over 26 years, the remaining term of the license.

NOTE 3.   PROPERTY AND EQUIPMENT
-------   ----------------------

The composition of property and equipment follows:

                                           September 30,       December 31,
                                              1999                 1998
                                         ---------------     ----------------
Network infrastructure                       $ 7,793,920         $  6,392,786
Radios                                         3,533,180            3,321,641
Computer equipment and software                  716,349              515,225
Furniture and fixtures                           418,376              310,284
Leasehold improvements                           219,832              210,706
                                            ------------        -------------
                                              12,681,657           10,750,642
Accumulated depreciation                      (3,568,665)          (2,357,801)
                                            ------------        -------------
Property and equipment, net                  $ 9,112,992         $  8,392,841
                                            ============        =============

The Company depreciates infrastructure over ten years, radios over five years, computer equipment and software over three years and leasehold improvements over the life of the lease.

Depreciation expense was $632,529 and $383,098 for the three months ended September 30, 1999 and 1998, respectively and $1,549,882 and $913,109 for the nine months ended September 30, 1999 and 1998, respectively.

NOTE 4.   COMMITMENTS AND CONTINGENCIES
-------   -----------------------------

          Recovery of Investments
          -----------------------

Since its inception, the Company's efforts have been primarily directed towards raising capital and acquiring, developing and operating SMR networks. Further, the Company has made significant investments in pre-operating entities in various Latin American countries whose primary assets were SMR licenses. The Company's Peruvian operations and revenue generating activity began in May 1996, its Ecuadorian operations and revenue generating activity began in March 1997, its Chilean operations and revenue generating activity began in January 1998 and its El Salvadoran operations and revenue generating activity began in September 1998. The ability of the Company to recover its investment in property, equipment and spectrum and to generate positive cash flow and operating profits is contingent upon a number of factors, including the Company's ability to continue to build out and develop the SMR and other low-cost, wireless communications networks it currently owns and to attract and retain sufficient subscribers on its existing systems and those which are under development in sufficient numbers to achieve profitable operations.

          Recoverability of Licenses
          --------------------------

The terms of the Company's SMR license agreements contain provisions whereby the Company must achieve certain levels of subscriber load and network build out.
If such commitments are not met, the Company could be subject to the revocation of the applicable licenses.

Compliance with the terms of SMR licenses and certain regulatory requirements, such as construction deadlines and minimum subscriber requirements, can be difficult to meet. In addition, there can be no guarantee that in the future all regulatory requirements will be met or that the Company will not lose any applicable licenses as a result of its failure to meet such requirements. The Company currently is not in compliance with certain minimum subscriber loading requirements with respect to its channels in Peru. Failure to comply with such requirements may subject the licenses relating to such channels to punitive measures. In 1996, 1997 and 1998 amendments for all of the Company's six Peruvian subsidiaries were filed with the Peruvian Ministry of Transportation, Communications, Housing and Construction (the "Ministry"). In June 1999, the Company received preliminary approval to the amendments for three of the Peruvian subsidiaries, with certain changes as a result of their technical reviews of the systems. Based upon meetings held with the Ministry, and based on advice from the Company's outside legal advisors, on August 10, 1999 the Company filed additional amendments to the build out requirements in the Minimum Expansion Plan together with its application to merge certain of the affiliated companies for administrative reasons, which applications have received preliminary approval from the Ministry.

After various discussions with the Peruvian authorities and based on advice from the Company's outside legal advisors for such matters, the Company believes that the outcome of the items raised by the regulators will not result in an impairment of the carrying amount of the Peruvian licenses. As the Company continues its discussions with the Peruvian Ministry, the Company will continue to review the carrying amount of its licenses for impairment in light of such discussions.

NOTE 5.   OPERATING SEGMENTS
-------   ------------------

The Company's reportable segments are geographic units that develop and operate SMR networks as well as the corporate unit, which oversees all operations. EBITDA represents operating income/(loss) before depreciation and amortization and is not a measurement under U.S. generally accepted accounting principles and may not be similar to EBITDA measures of other companies.

The following information presents certain summarized balance sheet and statement of operations data by segment as of September 30, 1999 and 1998 (in 000's):

                                                                  El
                                                                  --
                             Peru     Ecuador       Chile      Salvador        Other     Elimination       Total
                             ----     -------       -----      --------        -----     -----------       -----
                                                                                 (1)
September 30, 1999
------------------
Revenues                    $ 2,495    $1,382      $   872     $   285        $                    -    $   5,034
EBITDA                          537       221         (319)        (84)        (1,436)             -       (1,081)
Operating income (loss)        (457)     (505)        (621)       (150)        (1,438)             -       (3,171)
Total assets                $13,862    $2,980      $11,019     $ 1,427              -           (468)   $  28,820

September 30, 1998
------------------
Revenues                    $ 3,157    $2,040      $   163     $     -        $                    -    $   5,360
EBITDA                          749      (353)        (371)     (2,414)        (2,087)             -       (4,476)
Operating income (loss)         101      (822)        (425)     (2,414)        (2,092)             -       (5,652)
Total assets                $16,738    $4,784      $ 5,679     $ 1,623        $    20         (1,842)   $  27,002

For the three months ended September 30, 1999 and 1998 (in 000's):

                                                                 El
                                                                 --
                             Peru     Ecuador     Chile       Salvador       Other      Elimination     Total
                             ----     -------     -----       --------       -----      -----------     -----
                                                                              (1)
September 30, 1999
------------------
Revenues                    $   727    $  435    $   372       $    61     $                      -    $  1,595
EBITDA                          138         7        (36)          (10)        (395)              -        (296)
Operating income (loss)        (249)     (296)      (168)           32         (396)              -      (1,077)
Total assets                $13,862    $2,980    $11,019       $ 1,427            -            (624)   $ 28,664

September 30, 1998
------------------
Revenues                    $ 1,111    $  697    $   110       $     -     $                      _    $  1,918
EBITDA                          367      (192)      (200)       (2,414)        (164)              -      (2,603)
Operating income (loss)         116      (376)      (317)       (2,414)         (80)              -      (3,071)
Total assets                $16,738    $4,784    $ 5,679       $ 1,623     $     20          (1,842)   $ 27,002

(1) Other includes Corporate allocation of approximately $1.4 million.

Item 2. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------

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

Risks Relating to Forward-Looking Statements

Certain statements contained in this report including, without limitation, statements containing the words "believes," "anticipates," "intends," "expects," "projects," and words of similar import constitute "forward-looking statements" within the meaning of the United States Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally, internationally and in the regions in which the Company operates; demographic changes; existing government regulations and changes in, or the failure to comply with, government regulations; the quality and price of similar or comparable wireless communications services offered or to be offered by competitors; the loss of any significant subscribers or suppliers; changes in business strategy or development plans; technological developments; the ability to attract and retain qualified personnel; the significant indebtedness of the Company; the availability and terms of capital to fund the expansion of the Company's business, including the construction and deployment of the Company's networks; the success of efforts to improve and satisfactorily address any issues relating to the Company's performance and other factors referenced in this report. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligations to update any such factors or publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Overview

     General

The Company currently offers analog SMR service in Peru, Ecuador, Chile and El Salvador. In Peru, the Company commenced operations in May 1996, in Ecuador in March 1997, and in Chile the Company acquired an operating company in January 1998 but did not launch a full scale sales and marketing program until August 1998. The Company acquired licenses and subscribers in El Salvador in August and September 1998. The Company commenced operations in the United States in September 1996 and as of September 30, 1999, had sold a majority of its U.S. Operations (see Note 3).

The Company has developed its operations in Latin America through the acquisition of non-operating entities, whose primary asset were spectrum, as well as by acquiring operating entities and through the grant of channels from government auctions.

The following table sets forth the name of each entity acquired by the Company or the location where the channels have been granted and the date of occurrence in each of its Latin American markets as of September 30, 1999:


          Name                                   Date of Acquisition
          ----                                   -------------------

SMR Direct Peru, S.R.L. (Peru)       (1)
Pompano, S.R.L. (Peru)               November 22, 1996
Brunacci Compania Ltda. (Ecuador)    November 22, 1996
Telecom Supply S.R.L. (Peru)         December 9, 1996
C-Comunica S.R.L. (Peru)             January 22, 1997
Transnet del Peru, S.A. (Peru)       July 31, 1997
TyS (Chile)                          January 2, 1998
Comovec S.A. (Ecuador)               May 13, 1998
Peru Tel S.A. (Peru)                 May 22, 1998
El Salvador                          June 9, August 17, September 2 and 11, 1998
Trunking S.A.                        July 29, 1999

(1) The Company purchased 51% of the capital stock of SMR Direct Peru, S.R.L. (formerly Mobil Line Peru, S.A.) in February 1996 and the remaining 49% in July 1996. These transactions were accounted for as a step acquisition purchase.

     Revenues

The Company derives its revenues primarily from (i) fixed monthly network access fees, which vary depending on the plan chosen by the subscriber; (ii) the sale and rental of subscriber units to subscribers; (iii) ancillary service revenue, consisting of fees charged for equipment maintenance and loss and damage insurance; and (iv) ancillary equipment revenue, consisting of the sale of base stations, antennas, and other complementary products. The Company sets the pricing of the different components of its service, in accordance with its marketing plans in each of the countries in which it operates, taking into account, among other things, competitive factors (i.e. the Company subsidizes the cost of the radios it sells). Monthly fixed network access fees as well as ancillary service charges are billed in advance and recognized in the period in which service is delivered. Subscriber unit and ancillary equipment sales are recognized at the time of sale. During the nine months ended September 30, 1999, the Company's average monthly revenue per subscriber unit (consisting of fixed monthly network access fees and ancillary service revenues) was approximately $30.75 in the Company's Latin American markets compared to $36.18 on September 30, 1998.

   Costs and Expenses Related to Revenues

Costs and expenses related to revenues include both the cost of service and the cost of sales, exclusive of depreciation and amortization. The cost of service represents the cost of maintaining the Company's analog SMR networks, site lease costs, technical expenses and utilities. The Company anticipates that the cost of service will increase with the expansion of its analog SMR networks. However, as a percentage of revenue, the Company anticipates that the cost of service will decrease over time as a result of economies of scale in its operations. As the Company expands and sells a higher volume of subscriber units in its Latin American markets, its operations will experience an overall increase in the cost of sales offset, in part, by a decrease in the cost of subscriber units. Cost of sales as a percentage of revenue is expected to decrease over time as a result of the expected decrease in the cost of subscriber units. Similar to most wireless companies, Centennial Communications Corp. sells its handsets at a price below its cost. This is typical for the industry and is expected to continue for the foreseeable future. The Company's business model contemplates that this amount will be recovered over the estimated life of the customer contract through revenues.

     Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of compensation expense and, to a lesser extent, include expenses such as marketing, rent, professional fees and other general corporate expenses. At the operating companies, selling, general and administrative expenses consist primarily of subscriber acquisition costs, marketing and advertising, salaries and office expenses

     Depreciation and Amortization

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

     Other Income (Expense)

Other income (expense) is comprised primarily of interest expense and interest income. The Company currently incurs non-cash interest expense on the Private Notes and the Convertible Notes. As of September 30, 1999 the Company has sold a majority of its U.S. Operations and, in connection therewith, transferred a substantial portion of the FCC Debt relating to the U.S. Operations to the purchasers (see Note 3).

     Income Tax Benefit

The Company is subject to income taxes in the United States and in each of the jurisdictions in which it operates. The Company has not paid income taxes in the United States because of its significant losses. The Company has been precluded from recognizing an income tax benefit for loss carryforwards because under Statement of Financial Accounting Standards No. 109, because it is not currently considered likely that the Company will have significant future taxable income due to its history of operating losses.

     Results of Operations

     Revenues. Total revenue decreased approximately $324,000 and $326,000 during the three and nine months ended September 30, 1999, respectively, as compared to the amounts for the corresponding periods in the prior year as follows:

                                      For the Three Months Ended                For the Nine Months Ended
                                             September 30,                            September 30,
                                  -----------------------------------        ---------------------------------
                                       1999                 1998                1999                1998
                                  ---------------      --------------        -------------      --------------
Latin America:
   Radio service revenue          $     1,401,690      $    1,569,859        $   4,250,656      $    4,032,382
   Equipment sales                        104,136             308,282              654,962           1,210,307
   Activation and other                    88,750              40,094              128,784             117,347
                                  ---------------      --------------        -------------      --------------

Total                             $     1,594,576      $    1,918,235        $   5,034,402      $    5,360,036
                                  ===============      ==============        =============      ==============

The decrease in revenue is mainly due to the decrease in equipment sales.
During the nine months ended September 30, 1998 the Company sold 3,745 radios as compared to 2,209 for the corresponding period in 1999. In addition, the average sales price of each radio decreased by $27 from 1998 to 1999, this decrease in price is due to the fact during 1999 the Company began selling used radios. The decrease in revenue is partially offset by the increase in subscribers in certain countries. In Chile, subscribers increased from 952 to 3,698 from September 30, 1998 as compared to September 30, 1999. Approximately 10% of the added subscribers between this period represent units sold. In Ecuador the number of subscribers increased by 181 for the same period. The increase in subscribers is due to the fact that the Company had operations in Chile the full nine months in 1999, as compared to one month for the same period during 1998. The increase of subscribers in Ecuador is due to a decrease in churn.

     Costs and Expenses Related to Revenues. Total costs and expenses related to revenue decreased approximately $377,000 and $810,000 during the three and nine months ended September 30, 1999, respectively, as compared to the amounts for the corresponding periods in the prior year as follows:

                                         For the Three Months Ended                  For the Six Months Ended
                                               September 30,                               September 30,
                                     ----------------------------------      -----------------------------------------
                                          1999                1998                 1999                    1998
                                     --------------       -------------      ----------------        -----------------
Latin America:
   Network and site expense           $      51,524        $     23,974       $       149,286         $         66,768
   Cost of equipment sold                   134,705             515,055               704,882                1,595,351
   Maintenance and other                     90,244             114,279               297,377                  299,370
                                     --------------       -------------      ----------------        -----------------

Total                                 $     276,473        $    653,308       $     1,151,545         $      1,961,489
                                     ==============       =============      ================        =================

Costs and expenses related to revenues decreased due partially to the decrease in equipment sales. In addition, the decrease in costs and expenses related to revenue is attributable to the fact that the Company began selling used radios during 1999, as noted above. These factors are partially offset by an increase in maintenance and network and site expense related to the increased number of operating sites as compared to the same period in the prior year.

     Selling, General and Administrative Expenses. Total selling, general and administrative expenses decreased approximately $521,000 and $1,830,000 during the three and nine months ended September 30, 1999 respectively, as compared to the amounts for the corresponding periods in the prior year as follows:

                                                      For the Three Months Ended            For the Nine Months Ended
                                                             September 30,                        September 30,
                                                  ----------------------------------      ------------------------------
                                                       1999                 1998              1999               1998
                                                  --------------         -----------      -----------        -----------
Latin America:
 Selling, general and administrative               $   1,614,701          $1,463,921       $4,964,130         $5,471,077
Corporate:
 General and administrative                               12,637             683,975          138,741          1,461,884
                                                  --------------         -----------      -----------        -----------

Total                                              $   1,627,338          $2,147,896       $5,102,871         $6,932,961
                                                  ==============         ===========      ===========        ===========

Selling, general and administrative expenses decreased in Corporate due to the Company's ongoing effort to reduce overhead expenses both at corporate and in Latin America. Total headcount at the corporate level was reduced by 15 employees, from 21 to 6, over the past twelve months. The Company allocates a portion of its corporate overhead to Latin American operations based on the estimated level of activity performed by the Company on behalf of the Latin American operations. Such allocations of indirect expenses totaled approximately $325,000 and $406,000 for the three months ended September 30, 1999 and 1998 respectively and $1,361,000 and $2,061,000 for the nine months ended September 30, 1999 and 1998 respectively. In Latin America selling, general and administrative expenses increased because the Company had operations in Chile and El Salvador for the nine months ended September 30, 1999. The

Chile office was open in April 1998 and began full operations in August. El Salvador office began operations in August 1998. In addition, the Company reviewed the adequacy of the writedown related to the divestiture of the U.S. operations (see Note 3), and determined that approximately $269,000 of such amount was no longer necessary and therefore reverse this amount during this period.

   Depreciation and Amortization. Total depreciation and amortization increased approximately $248,000 and $807,000 during the three and nine months ended September 30, 1999 respectively, as compared to the amounts for the corresponding periods in the prior year as follows:

                                               For the Three Months Ended         For the Nine Months Ended
                                                      September 30,                     September 30,
                                           -------------------------------     -----------------------------
                                                1999            1998               1999            1998
                                           --------------     ------------     -------------     -----------
Latin America:
   Depreciation and amortization            $     780,211      $   468,150      $  2,089,421      $ 1,175,774
Corporate:
   Depreciation and amortization                   33,235           97,506           180,115          286,549
                                           --------------     ------------     -------------     ------------

Total                                       $     813,446      $   565,656      $  2,269,536      $ 1,462,323
                                           ==============     ============     =============     ============

Depreciation and amortization expense increased due to the Company's growth of the business resulting in an increase in infrastructure and equipment and due to the acquisitions in Peru, Ecuador, Chile and El Salvador in mid-1998.

     Interest Expense. Interest expense increased approximately $208,000 and $780,000 during the three and nine months ended September 30, 1999 as compared to the amounts for the corresponding amounts in the prior year. This increase is due to interest on the Private and Convertible Notes. As Of September 30, 1999, the Company had $20.8 million outstanding of its 14% Private Notes and $11.6 of its 9% Convertible Notes.

     Interest Income. Interest income decreased approximately $172,000 and $636,000 during the three and nine months ended September 30, 1999 as compared to the amounts for the corresponding periods in the prior year. This decrease is due to the decrease in the Company's cash balance (including restricted cash) resulting from the use of the proceeds from the sale of the Senior Notes, the Private Notes and the Convertible Notes, from approximately $17.9 million as of September 30, 1998 to $11.1 million as of September 30, 1999.

Liquidity and Capital Resources

Since inception, the Company has been primarily engaged in start-up activities requiring substantial expenditures. Consequently, the Company has reported operating losses before interest of approximately $7.3 million for the nine months ended September 30, 1999, and net cash outflow from operating and investing activities of approximately $1.9 million. This amount is net of the change of restricted cash of $4.0 million. This decrease in restricted cash was used for additional acquisitions and capital expenditures. Further development of the Company's business and the expansion of its analog SMR networks, service offerings and subscriber base in certain markets will require additional expenditures. The Company expects that it will have net cash outflow from investing activities for the foreseeable future. Through September 30, 1999, funds necessary to finance the Company's operating and investing activities have been obtained by the Company through the sale of its Common Stock, Preferred Stock, Senior Notes, Private Notes and Convertible Notes. Since inception, the Company has raised total cash gross proceeds from the sale of such stock and notes of approximately $74.6 million.

As of September 30, 1999, the Company had entered into the following financing facilities: (i) the sale of Private Notes financing; and (ii) the sale of Convertible Notes financing as follows:

On October 3, 1997, the Company consummated an approximately $11.1 million financing (the "Series C Offering") with an investor group led by the Company's existing stockholders and Prudential Securities Incorporated and its affiliates. In connection therewith, the Company issued the Senior Notes which were convertible into shares of the Company's Common Stock at an initial conversion price of $1.45 per share. On January 15, 1998, the outstanding principal amount of the Senior Notes and all accrued and unpaid interest thereon was converted into 7,955,691 shares of Series C Preferred at a conversion price of $1.45 per share. The Series C Preferred bears a 12% dividend per annum payable on a semi-annual basis, at the Company's option in cash or in additional shares of Series C Preferred. The Indenture restricts the ability of the Company to pay cash dividends on the Series C Preferred. In April 1998, the Company issued 278,450 shares of Series C Preferred for the 12% dividend at $1.45 per share. In October 1998, the Company issued 505,028 shares of Series C Preferred for the 12% dividend at $1.45 per share.

On January 15, 1998, the Company raised total gross proceeds of approximately $20.4 million from the sale of the Private Notes and the Warrants. This offering consisted of 40,000 units each consisting of $1,000 in principal amount at maturity of Private Notes and one Initial Warrant (as defined) to purchase 64 shares of Common Stock at an exercise price of $0.01 per share, subject to certain adjustments. The Notes will mature January 1, 2005. Interest will be payable, in cash, at a rate of 14% per annum, payable semi-annually in arrears on January 1 and July 1 of each year commencing July 1, 2003. For accounting purposes, the Notes accrete at a rate of 21.26% per annum compounding semi-annually. Pursuant to the Notes Registration Rights Agreement among the Company and the purchasers of the Private Notes, the Company agreed: (i) to file with the Commission on or prior to the earlier to occur of (a) an offering of securities of the Company pursuant to which the Company is thereafter subject to the reporting requirements of the Exchange Act and (b) 300 days after the closing of the Private Notes offering, a registration statement with respect to an offer to exchange (the "Exchange Offer") the Private Notes for the Exchange Notes having terms substantially identical to those of the Private Notes and
(ii) the Exchange Notes to use its best efforts to cause the Notes Registration Rights Agreement to become effective within 60 days following the date of such filing. The Company completed the registration process for the Exchange Offer on August 12, 1999 and incurred approximately $160,000 in liquidated damages through August 12, 1999. The liquidated damages are due and payable with the first interest payment on July 1, 2003. The liquidated damages are charged on a weekly basis per $1,000 bond and increase every 90 days for a fee of $2,000 up to $10,000 per week during 1999 until the registration statement was declared effective.

In addition, on January 15, 1998 the Company issued $10.0 million in aggregate principal amount of Convertible Notes pursuant to a purchase agreement dated January 15, 1998. Cash interest will not accrue on the Convertible Notes prior to January 1, 2000. Thereafter, interest on the Convertible Notes is payable in cash at a rate of 9% per annum on January 1 and July 1 of each year, commencing on July 1, 2000. The Convertible Notes are convertible into shares of Common Stock at a conversion price of $2.25 per share, subject to adjustments in certain circumstances.

The Company believes that the cash on hand, together with the cash generated from operations, will be sufficient to satisfy the Company's liquidity needs for the succeeding 12 to 18 months; however, there can be no assurance to that effect. The Company intends to use its cash on hand and cash generated by operations primarily to fund:

- capital expenditures (capital expenditures will include the purchase of equipment including subscriber units)
-  the cost of enhancing the Company's analog SMR networks
-  operating losses in certain markets
- acquisitions of license holding companies and licenses in the wireless communications industry,

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

The Company currently estimates its remaining net cash decrease for its fiscal year ending December 31, 1999 to be approximately $930,000. This amount consists of cash to fund operations in certain markets, capital expenditures for the construction and enhancement of its analog networks, and for subscriber units.

On April 30, 1999, the Company issued additional 527,255 shares of Series C Preferred Stock which increased the liquidation value of the Series C Preferred Stock to $13.4 million or $1.45 per share.

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

The Ecuadorian operations are currently faced with a devaluing sucre and a volatile political and economic situation. When the Company launched service in Ecuador in 1997, the exchange rate was approximately 4,300 sucres to one U.S. dollar. As of September 30, 1999, it was approximately 13,850 sucres to one U.S. dollar and, since year-end, has fluctuated as high as 14,300 sucres per one U.S. dollar. The declining value of the sucre has a direct impact on customer's ability to pay due to the fact that the Company stes prices in U.S. dollars. The Company has been dealing with this situation as proactively as possible and contacted the customer base in early March 1999 and subsequently to discuss the current pricing of existing customers. The Company believes that being proactive may keep more subscribers on the network as customer reaction has been positive. The declining sucre has recently sparked a run on banks in Ecuador, causing the Ecuadorian government to impose limits on withdrawals, and causing a number of banks, including Ecuador's second-largest bank, to close its doors. While the Company has not experienced any difficulties due to the bank closures and limitations on withdrawals, there can be no assurance that the Company will not experience such problems in the future. The Company has been requiring the operating subsidiary in Ecuador to send all excess funds to the U.S., thus, the Company does not believe that it has a material amount of cash at risk. In addition, the country has been hyperinflationary during the years in which the Company has been operating in Ecuador. Ecuador has had a cumulative rate of inflation for the three years ending December 31, 1998 of over 100%. The inflation rates for the years ended December 31, 1996, 1997 and 1998 were 24.4%, 30.6% and 43%, respectively. The countries in which the Company's subsidiaries now conduct business generally do not restrict the repatriation or conversion of local or foreign currency. There can be no assurance, however, that this will be the case in each market that the Company may enter in the future or that this situation will continue in the Company's existing markets. The Company's subsidiaries are all directly affected by their respective countries' governmental, economic, fiscal and monetary policies and other political factors.

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

As of September 30, 1999 and as of the date of this filing, the Company completed the awareness and assessment phases of the Year 2000 readiness project for all systems. All mission critical systems are in or have completed the remediation, validation, and in most cases the implementation phase. Several major systems have been validated by the respective vendor and are now in the implementation phase.

All of the Company's local markets have tested the critical local IT systems for Year 2000 readiness. The assessment phase has been completed and all markets are in various stages of remediation, validation and implementation phases. However, the Company's ability to reach its Year 2000 issue compliance goal continues to be dependent on the parallel efforts of certain third party vendors, suppliers, subcontractors to and business partners of the Company. The Company initiated formal communications with all of its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company's principal vendors of subscriber units are Motorola and E.F. Johnson. Both vendors have represented that all subscriber units used by the Company are year 2000 ready. In addition, the Company has confirmed with these vendors the compliance of the infrastructure used by the Company. The Company believes that certain other third party vendors, suppliers, subcontractors and business partners are not yet Year 2000 compliant. As part of its remediation plan, the Company continuously monitors the progress of these third parties by obtaining relevant details and schedules concerning their contemplated development of applications that comply with the Year 2000 issue for use in its operations and systems. In particular, the Company relies on services and products offered by the following third parties: Microsoft, Peachtree and ARCServe for software for billing and accounting systems; and Gateway and Compaq for computer hardware.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
------------------------------------------------------------------

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

All of the Company's revenues for the nine months ended September 30, 1999 and 1998 are from foreign subsidiaries while a significant portion of its operations were financed through the financial instruments noted above. The Company has attempted to protect its earnings from inflation and possible currency devaluation by setting prices in direct relation to the dollar and by periodically adjusting prices in local currencies. However, there can be no assurance that any significant devaluation against the dollar could be offset, in whole or in part, by a corresponding price increase. In the near term, the Company's foreign currency exchange rate exposure associated with the repayment of the principal and interest on the Private Notes and the Convertible Notes is limited as the terms of the Private Notes and the Convertible Notes do not require payments until the year 2003 and 2000, respectively. Additionally, the Company has been transferring available cash generated by its foreign subsidiaries to the United States frequently to minimize risk of foreign exchange loses. Accordingly, as of September 30, 1999 the Company has not established any hedge or risk reduction strategies related to its foreign currency exchange rate exposure other than what was noted above for Peru and Ecuador. See Item 2 "Management's Discussion and Analysis of Financial condition and Results of Operations - Inflation and Foreign Currency Exchange."

                          PART II - OTHER INFORMATION

Item 1. - Legal Proceedings
---------------------------

Maxon America, Inc. ("Maxon was settled in September 1999 and did not have a material impact on the Company's financial statements.

Item 2. - Change in Securities and Use of Proceeds
--------------------------------------------------

a. On October 31, 1999, the Company issued 568,341 additional shares of Series C Preferred Stock at a price of $1.45 per share in connection with the dividend earned by the Series C Preferred Stock. The Series C Preferred Stock bears a 12% dividend payable semi-annually in each April and October in either cash or additional shares at the option of the Company. As of September 30, 1999 the outstanding amount of Series C Preferred Stock was 9,266,424.

(a)  Inapplicable.

(b)  Inapplicable.

(c)  Inapplicable

Item 5. - Other Information
---------------------------

     Channel Holdings

The table below sets forth the Company's channel holdings and subscriber information in its Latin American markets.

                                POPs       Total Channel    Subscribers as of      Subscribers as of
                              (mm) (1)      Holdings (2)      September 30,           September 30,
                                                                1999                     1998
----------------
Peru
   Lima/Callao                    7.5           176              7,327                   8,950
   Other                          3.5           145                  -                       -
                               ------       -------            -------                 -------
       Total                     11.0           321              7,327                   8,950

Ecuador
   Guayaquil                      1.9           150              2,587                   2,552
   Quito                          1.4           150              1,621                   1,475
   Cuenca                         0.2            40                  -                       -
   Other                          0.5            15                  -                       -
                               ------       -------            -------                 -------
       Total                      4.0           355              4,208                   4,027
Chile
   Metropolitan Region
       of Santiago                5.8           150              3,698                     952

   Other                          1.7           637                  -                       -
                               ------       -------            -------                 -------
                                  7.5           787              3,698                     952
El Salvador
   Nationwide                     5.8           170                789                       -
                               ------       -------            -------                 -------
---------------------
 TOTAL (3)                       28.3         1,633             16,022                  13,929
                               ======       =======            =======                 =======
---------------------

(1) Represents the approximate number of people ("POPs") in the markets in which the Company has channels.
(2) Channels are voice paths on which mobile communications are transmitted. Channels are licensed per geographic area and, using analog technology, each channel can generally serve up to 125 subscribers in a given area.
     All of the Company's channels are in the 800 MHz spectrum except 20 in each of Guayaquil and Quito, which are in the 900 MHz spectrum.
(3) As of September 30, 1999 the Company also had channels and subscribers in the United States that were under management agreements. The Company completed the divesture of its United States Operations on October 7, 1999 (see Note 3).

Item 6 - Exhibits and Reports on Form 8-K.

         (a)  Exhibits

              27     Financial Data Schedule

         (b)  Reports on Form 8-K.

              None.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 15, 1999.



                             CENTENNIAL COMMUNICATIONS CORP.
                             a Delaware corporation


                             By: /s/  Nanny G. Laverde
                                ----------------------------
                                 Name:  Nanny G. Laverde
                                 Title: Controller
                                 (Principal Financial and Accounting Officer)