Form 10-K
period 1999-12-31
CORDILLERA COMMUNICATIONS CORP
filed 2000-03-31
CIK 1028468

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   For the fiscal year ended December 31, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               For the transition period from ________ to ________

                         CORDILLERA COMMUNICATIONS CORP.
                   (Formerly Centennial Communications Corp.)
             (Exact name of Registrant as specified in its charter)

                State of Delaware                          84-1324155
        (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)                Identification No.)

         1528 Wazee St., Suite 200                           80202
             Denver, Colorado                              (Zip Code)
   (Address of principal executive offices)

       Registrant's telephone number, including area code: (303) 405-0475

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No
   ---   ---

         The aggregate market value of the voting stock held by nonaffiliates of the Registrant is not available as there is no established trading market.

         The number of shares outstanding of the Registrant's common stock as of March 24, 2000 was:

                  Common stock - 3,502,750 shares

                                GLOSSARY OF TERMS

         Set forth below are certain technical terms defined as they are used in this Document:

800 MHz SMR:               A two-way radio service (normally dispatch with
                           limited mobile-telephone usage) provided within a designated portion of the 800 MHz frequency band.

900 MHz SMR:               A two-way radio service (normally dispatch with
                           limited mobile-telephone usage) provided within a designated portion of the 900 MHz frequency band.

Analog: A transmission method employing a continuous (rather than pulsed or digital) electrical signal that varies in amplitude or frequency in response to changes in sound impressed on a transducer in the sending device.

Channel: A wireless pathway for the transmission of information between a sending point and a receiving point (often "channel" refers to a paired set of send and receive pathways). Channels are often measured in terms of the amount of spectrum they occupy (bandwidth), measured in Hertz.

Churn Rate: The rate at which subscribers terminate service, which is calculated by dividing the number of subscribers disconnected by the average number of subscribers on the network expressed as a percentage and calculated for a given measurement period.

Digital: A transmission method employing a sequence of discrete, distinct pulses to indicate specific information.

Dispatch:                  A service provided to clients who want to transmit
                           and receive short messages to and from a group of users operating within range of the system's transmission site. Dispatch is normally structured in a one-to-many format between a fixed base station and mobile units, but can also be structured in a one-to-one format.

ESMR: Enhanced Specialized Mobile Radio. Radio communications systems that employ digital technology with a multi-site configuration that permits frequency reuse.

FCC:                       United States Federal Communications Commission.

Hertz/Hz:                  Industry convention for measuring frequency. One
                           Hertz (abbreviate Hz) equals one cycle per second;
                           kHz (kiloHertz) stands for thousands of Hertz; MHz
                           (megaHertz) stands for millions of Hertz.

iDEN(TM):                  Integrated digital enhanced network. A digital
                           wireless technology developed by Motorola Inc. for the provision of ESMR service. A trademark of Motorola Inc.

Interconnect:              With respect to SMR, interconnect refers to the
                           service provided to a subscriber which allows such subscriber to have the capability to connect to the public switched telephone network and thereby communicate with a party that can be reached over the local public telephone network.

POPs: The approximate number of persons in a market potentially served by telecommunications services, including SMR.

Repeater:                  A stationary transmitter device which retransmits
                           received signals on an outbound circuit in amplified form.

Site: The location of a transmission station. In a multi-site configuration with call hand-off between stations, stations are located so that the coverage areas of the individual stations overlap in order to facilitate coverage over a wide coverage area. The geographic coverage area of a transmission site typically has a radius of 15 to 30 miles depending on the height of the antenna and the topography of the market.

SMR: Specialized Mobile Radio. SMR refers to third-party, two-way radio communications networks which operate on a repeater which "repeats" an incoming transmission on one channel onto an appropriate outgoing designated or available channel. In this manner, a message can be sent by one user in a group to all the other users in the same group at the same time ("one-to-many" communications). This communications format is well-suited to the dispatch market.

Spectrum:                  A term generally applied to radio frequencies.

Subscriber:                An individual utilizing a subscriber unit on an SMR
                           network.

Subscriber Unit (Radio):   An SMR portable, vehicle-mounted or base station
                           radio receiver/transmitter.

                         CORDILLERA COMMUNICATIONS CORP.
                   (Formerly Centennial Communications Corp.)
                         1999 ANNUAL REPORT ON FORM 10-K

                                     PART I

                                                                                                      Page
Item 1.       Business.............................................................................     2
Item 2.       Properties...........................................................................    19
Item 3.       Legal Proceedings....................................................................    19
Item 4.       Submission of Matters to a Vote of Security Holders..................................    19

                                     PART II

Item 5.       Market for Registrant's Common Equity and Related Stockholder
              Matters..............................................................................    20
Item 6.       Selected Financial Data..............................................................    21
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of
              Operations...........................................................................    22
Item 7a.      Quantitative and Qualitative Disclosures About Market Risk...........................    32
Item 8.       Financial Statements and Supplementary Data..........................................    32
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial
              Disclosure...........................................................................    32

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant...................................    63
Item 11.      Executive Compensation...............................................................    66
Item 12.      Security Ownership of Certain Beneficial Owners and Management.......................    71
Item 13.      Certain Relationships and Related Transactions.......................................    74

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K (No exhibits
              are furnished with this report)......................................................    77

                                     PART I


RISKS RELATING TO FORWARD-LOOKING STATEMENTS

         Certain statements contained in this report including, without limitation, statements containing the words "believes," "anticipates," "intends," "expects," "projects," and words of similar import constitute "forward-looking statements" within the meaning of the United States Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

o general economic and business conditions, both nationally, internationally and in the regions in which the Company operates
o        demographic changes
o existing government regulations and changes in, or the failure to comply with, government regulations
o the intensity of competitive activity and its resulting impact on pricing strategies and product offerings
o        the loss of any significant subscribers or suppliers
o        changes in business strategy or development plans
o        technological developments
o        the ability to attract and retain qualified personnel
o        the significant indebtedness of the Company
o the availability and terms of capital to fund the expansion of the Company's business, including the construction and deployment of the Company's networks
o        and other factors referenced in this report

Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligations to update any such factors or publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

ITEM 1.  BUSINESS

         Cordillera Communications Corp., formerly known as Centennial Communications Corp., together with its consolidated subsidiaries (the "Company"), is a provider of analog specialized mobile radio ("SMR") services in Latin America. The Company operates in Latin American markets that have approximately 28.3 million people ("POPs") and, as of December 31, 1999, the Company had 17,252 subscribers. The Company provided SMR service in the United States until 1997 when it made the strategic decision to sell its United States SMR operations and related assets (the "U.S. Operations") and focus its ongoing efforts solely in Latin America. The sale of the U.S. operations was completed during 1998 and 1999. See "Developments During 1999 - Divestiture of the United States Operations."

         The Company was founded in October 1995, and at December 31, 1999, operates under the name(s) (i) "Radio Trunking del Peru," "SMR Direct Peru, S.R.L.," "Telecom Supply S.R.L.," "Pompano, S.R.L.," "C-Comunica S.R.L.," "Transnet del Peru, S.A." and "Peru Tel S.A." in Peru, (ii) "Radio Trunking del Ecuador," "Brunacci Compania Ltda.," and "Comovec S.A." in Ecuador, (iii) "Telecommunicaciones y Servicios S.A.," "Centennial Cayman Corp. Chile Ltda." and "Trunking, S.A." in Chile and (iv) "Radio Trunking de El Salvador, S.R.L.," and "Centennial Communications de El Salvador, S.R.L., C.V." in El Salvador. As of December 31, 1999, the Company is (i) the largest SMR operator in Peru, Chile and El Salvador in terms of the number of channels with 321, 767 and 170 channels, respectively, and (ii) the largest SMR operator in Ecuador, in terms of the number of subscribers and channels with over 4,200 subscribers and 365 channels.

         The Company's strategy is (i) to consolidate its channel positions in the markets in which it operates; (ii) to maximize cash flow; (iii) to add incremental services using its spectrum and networks, as appropriate; and (iv) to evaluate technological developments in order to most effectively utilize its spectrum. In December 1999, the

Company decided to focus on its Chile and Peru operations. Accordingly, the Company entered into a letter of intent to sell its Ecuador operations and to acquire two companies in Chile which together hold 765 channels in the 800 MHz frequency band. The purchase and sale agreement for this transaction was consummated on January 27, 2000. In February 2000, the Company entered into an agreement for the sale of all of its El Salvador assets, except for its 800 MHz licenses. As part of this transaction, the Company also entered into a management arrangement with the purchaser whereby the purchaser will manage the Company's SMR system in El Salvador and will be entitled to all revenues of such system and will be responsible for all liabilities and expenses of such system for a period of two years.

SMR

         SMR, also referred to as "trunked radio" or wireless dispatch communications, is primarily a business communications tool which provides cost-effective, "one-to-many" voice communications. SMR was originally developed in the United States in order to provide an efficient mobile communications service for businesses that required internal communications capabilities.

         SMR service traditionally has emphasized radio dispatch service, which involves shorter duration communications than mobile telephone service and places less demand on system capacity. The traditional SMR market, therefore, has been oriented primarily to business customers such as construction contractors, service companies, security firms and delivery service companies that have significant field operations and need to provide their personnel with the ability to communicate directly with one another, either on a one-to-one or on a one-to-many basis.

         SMR networks receive transmissions from a subscriber unit and re-transmit the signal through the channel to other subscriber units. A multi-channel trunked network automatically searches for an open channel for each transmission. Once the system has assigned a user (or group) a channel per transmission, no other unauthorized user (or group) can access that channel. Channels are licensed per geographic area and, using analog technology, each channel generally can serve up to 125 SMR subscribers in a given area.

         SMR service employs a simplex or half-duplex ("push-to-talk") mode. Dispatch entails short bursts of communication, with a new transmission initiated with each pause in the communication. Each voice transmission occurs on the then available channel. In contrast, cellular communications utilizes two dedicated channels, one for each side of the conversation. Once a cellular call is initiated the channel pair remains utilized throughout the entire duration of the call, thereby potentially blocking channels for an extended period of time. Cellular and SMR networks differ significantly in terms of the complexity of network architecture, costs of network construction, subscriber capacity and operating costs. SMR networks are similar to cellular networks in that both utilize site locations to receive and rebroadcast transmission to and from subscriber units. Unlike cellular, however, SMR utilizes networks of one to four towers per geographic coverage area, which broadcast a high-powered signal, generally between 75 and 175 watts. Cellular networks use anywhere from 20 to 90 antennae towers per geographic coverage area, that broadcast a low-powered signal and area networked with expensive and complex switching equipment. SMR network construction also differs from cellular in that the network build-out is modular. Because SMR infrastructure is designed to allow for modular expansion, network capacity increases are easily and economically accomplished, by adding repeaters in increments that closely match growth in subscriber demand.

         Traditionally, SMR service has employed analog technology, which has proven to be a reliable, cost-effective technology. As in the wireline telephone industry, analog technologies have largely given way to digital technologies. In digital technology, the user's voice signal is digitized and transmitted to the called party as bits. At the receiving end, the digital signal is converted back to voice for presentation to the human ear. As in the computing industry, digital telephone system operators are riding a steep learning curve, with respect to the provision of digital services which allows higher capacities and lower costs than with older analog technology.

         In the SMR or trunking business, digital technology is known as "ESMR" (Enhanced Specialized Mobile Radio). ESMR is based upon the division of a given geographical area into a number of cells and the simultaneous reuse of radio channels in non-contiguous cells within the network. ESMR allows a greater number of subscribers (typically 3 or 6 to 1) to be placed on a single radio channel, provides the capability to offer integrated wireless communications services utilizing common cell and digital switching infrastructure and allows the use of multi-functional subscriber units.

         A key advantage to ESMR systems is that in addition to higher capacities, a new suite of revenue producing features are available to be offered to customers. The basic SMR feature, dispatch, with its one-to-one and one-to-many communication capability remains a bedrock feature. In addition, by appropriate interconnection to the public telephone network, mobile calling services that are identical in function to those offered by cellular providers are made available. In addition, paging and short messaging services, can be offered. The fourth new feature provides limited internet access from a mobile handset.

         In summary, ESMR opens up new business opportunities by providing four key features to the mobile customer all from a single, wireless handset. This single device replaces a two-way radio, a cell phone, a pager, and a laptop with a modem.

         CHANNEL HOLDINGS

         The table below sets forth the Company's channel holdings and subscriber information in its Latin American markets.

                            (1) POPs       (2)Total      Subscribers as of   Subscribers as of
                           (millions)  Channel Holdings  December 31, 1999   December 31, 1998
                           ----------  ----------------  -----------------   -----------------
PERU
     Lima/Callao                  7.5            176             7,770                7,735
     Other                        3.5            145                13                 --
                           ----------     ----------        ----------           ----------
         Total                   11.0            321             7,783                7,735
                           ----------     ----------        ----------           ----------
ECUADOR (4)
     Guayaquil                    1.9            150             2,598                2,841
     Quito                        1.4            150             1,612                1,804
     Cuenca                       0.2             40              --                   --
     Other                        0.5             25              --                   --
                           ----------     ----------        ----------           ----------
         Total                    4.0            365             4,210                4,645
                           ----------     ----------        ----------           ----------
CHILE (5)
     Metropolitan Region
          of Santiago             5.8            150             4,281                1,507
     Other                        1.7            617                84                 --
                           ----------     ----------        ----------           ----------
                                  7.5            767             4,365                1,507
                           ----------     ----------        ----------           ----------
EL SALVADOR (6)
     Nationwide                   5.8            170               894                  838
                           ----------     ----------        ----------           ----------
     TOTAL (3)                   28.3          1,623            17,252               14,725
                           ==========     ==========        ==========           ==========

(1) Represents the approximate number of people ("POPs") in the markets in which the Company has channels.
(2) Channels are voice paths on which mobile communications are transmitted. Channels are licensed per geographic area and, using analog technology, each channel can generally serve up to 125 subscribers in a given area. All of the Company's channels are in the 800 MHz spectrum except 20 in each of Guayaquil and Quito, which are in the 900 MHz spectrum.
(3) The Company also had channels and subscribers in the United States that were under management agreements through October 1999 when it completed the sale of its U.S. Operations. See "Developments During 1999 - Divesture of the United States Operations."
(4) In January 2000, the Company sold its Ecuador business and the related spectrum.
(5)      In January 2000, the Company acquired 765 channels in Chile.
(6) In February 2000, the Company sold its El Salvadoran operations, but retained its spectrum, which is being managed by a third party.

CORPORATE STRUCTURE

The chart below sets forth the corporate ownership structure of the Company and its subsidiaries and the date each such entity was formed or acquired as of December 31, 1999. Each of the Company's subsidiaries is wholly-owned, either directly or indirectly, by the Company. Unless otherwise noted, each entity is 100% owned by its parent.



                    [CENTENNIAL COMMUNICATIONS CORP. CHART]


-----------------
(1) SMR Direct Cayman Corp. is a nominee shareholder in this company holding no more than 1% of the equity of this company.
(2) Centennial Cayman Corp. is a nominee shareholder in this company holding no more than 1% of the equity of this company.

DEVELOPMENTS DURING 1999

         Acquisitions During 1999

         On April 14, 1998, the Company executed a purchase agreement with Radio Movil Digital Americas Inc., a non-operating Chilean company, for the acquisition of certain assets in Chile for a purchase price of approximately $400,000 in cash. On May 12, 1999, the Company completed this acquisition, consisting of 65 800 MHZ channels: 20 in Santiago, 20 in Valparaiso/Vina del Mar, and 25 in Concepcion/Talcahuano.

         On October 15, 1998, the Company signed a purchase agreement for the acquisition of certain Chilean assets, including a license for 20 800 MHz channels in Santiago, certain infrastructure and subscribers. On July 26, 1999, the Company completed this acquisition for approximately $2.1 million in cash.

          On October 22, 1998, the Company signed an agreement to purchase 100% of the shares of Trunking S.A. a Chilean non-operating company having 800 MHz channels (i) 20 in Santiago and (ii) 176 in various Chilean cities. This acquisition closed on July 26, 1999 for approximately $700,000 in cash.

         Auctions

         The Company submitted a proposal to build out 40 nationwide 800 MHz channels in the Chilean SMR concurso which was held in July 1997 (the "Chile Concurso"). On October 29, 1997, the Company received written notice from the Chilean Ministry of Transportation and Telecommunications (the "Chilean Ministry") that its proposal had been accepted and awarded. Certain parties appealed this award; however, such appeals were denied and the legal appeal process has been exhausted. The Chilean Ministry made the final award in November 1999.

         Divestiture of the United States Operations

         In August 1997, the Company decided to sell its United States SMR operations and related assets (the "U.S. Operations") and focus its ongoing efforts solely in Latin America and other emerging markets. As of December 31, 1997, the Company had executed purchase agreements to sell substantially all of the assets related to the U.S. Operations, including the Company's SMR licenses in each of the 20 United States Major Trading Areas ("MTAs") in which it had operations. These agreements also provided for the transfer of operating control to the purchasing entity until the purchase agreements were consummated.

         The completion of the sale was based upon the approval from the Federal Communications Commission (the "FCC"). The Company received approval for the majority of the MTA's as of December 31, 1998. The approval for the three remaining MTA's to two purchasers was received in September and October 1999. During the period of time between the execution of the purchase agreement and the receipt of FCC approval to transfer the SMR licenses and related debt provided by the United States government for the purpose of acquiring spectrum licenses in the FCC Auction (the "FCC Debt"), FCC Debt incurred in connection with the FCC auction, the Company entered into management agreements (the "Management Agreements") with the purchasers, whereby the purchasers were responsible, subject to the Company's control, for all management aspects of the U.S. Operations being purchased, were obligated to reimburse the Company for all required payments under the FCC Debt, and received most of the economic benefits of managing such U.S. Operations.


         Registration Statement

 On January 15, 1998, the Company finalized a $40 million financing of Senior Discount Notes (the "Private Notes") due 2005. The financing consisted of 40,000 units, each unit consisting of $1,000 in principal at maturity and one warrant to purchase 64 shares of common stock of the Company at an exercise price of $.01 per share. The Private Notes were issued at a substantial discount from their principal amount and interest does not accrue on the Private Notes prior to January 1, 2003. Thereafter, interest accrues at 14% per annum, payable semi-annually in arrears on January 1 and July 1 of each year commencing July 1, 2003. Pursuant to the Registration Rights Agreement, the Company filed a registration statement with the Securities and Exchange Commission with respect to an offer and, in August 1999 completed the exchange of Exchange Notes for the Private Notes, whereby the Exchange Notes have terms substantially identical to those of the Private Notes.

POST FISCAL YEAR-END TRANSACTIONS AND DEVELOPMENTS

         On January 27, 2000, the Company sold 100% of the shares of its Ecuador subsidiary for $2.0 million. In a related transaction with the same party, the Company purchased 100% of the shares of two Chilean companies having a combined total 800 MHz channels (i) 40 in Santiago and (ii) 725 in various Chilean cities for approximately $4.0 million. Of this amount, $2.0 million was offset by the $2.0 million sale price of the Ecuador subsidiary.

         In February 2000, the Company entered into a purchase agreement for the sale of all of its El Salvador assets, except for its 800 MHz licenses, for approximately $200,000. As part of this transaction, the Company also entered into a management arrangement with the purchaser whereby the purchaser will manage the Company's SMR system in El Salvador and will be entitled to all revenues of such system and will be responsible for all liabilities and expenses of such system for the earlier of two years, or the date of a sale of the Company's 800 MHz licenses in El Salvador.

         On January 20, 2000, the Company named Karl Maier as its President and Chief Executive Officer. Previously Mr. Maier served as President and Chief Operating Officer.

         On March 18, 2000 the Company also announced its decision to consolidate its Latin American operations in Denver and to close the Miami office.

COUNTRY-BY-COUNTRY OPERATIONS

Overview

         As of December 31, 1999, the Company had acquired an aggregate of 1,623 channels in Peru, Ecuador, Chile and El Salvador covering an aggregate of approximately 28.3 million POPs and provided service to 17,252 subscribers. For specific financial information about each operation, see the consolidated financial statements of the Company included elsewhere herein.

         The Company's principal strategy is to grow by continuing to upgrade and expand its existing analog SMR wireless communications operations and to incorporate digital wireless communications services which will enable the Company to increase its subscriber base and revenues.

         The Company holds licenses covering more SMR channels than any other SMR or ESMR system operator in Peru, Chile, Ecuador and El Salvador and believes it is among the largest SMR (and potential ESMR) service providers, based on its channel position in these countries. The Company is investigating an upgrade of its analog SMR networks to digital ESMR networks. The upgrade to digital networks could allow the Company to increase capacity and quality and to provide additional services.

Sales and Marketing

         General. The Company focuses its sales and marketing efforts on businesses that require reliable, cost-effective group communications solutions, a high degree of mobility or that have multiple work locations. Such customers include, but are not limited to, trucking concerns, bus companies, construction companies, security firms, messenger service companies, sales and distribution operations, repair operations, and utilities. In addition, the Company has been successful in extending the reach of its SMR services to non-traditional users such as financial institutions and other "white collar" organizations. The Company markets its analog SMR services as a low cost, high quality, wireless communications solution that enables businesses to lower their operating costs and improve productivity by providing two-way, real-time group communications.

         The Company sells its products and services through three distinct channels; (i) its own direct sales force, (ii) independent sales representatives and (iii) equipment dealers. The Company's sales people are compensated on a salary and commission basis whereas the independent representatives and equipment dealers receive commissions only.

         Pricing Strategy. The Company's pricing strategy differs from country to country. In certain markets, the Company focuses on subscriber growth and recurring revenues, whereas in other markets, the focus is on equipment sales. The Company's pricing strategy includes a fixed monthly network access fee and unlimited airtime usage. The monthly network access fees vary in each Latin American market depending on the competition, economic environment and availability of competing wireless communications solutions. In order to satisfy local market demand, the Company also offers subscribers the option to either
(i) purchase; (ii) rent; or (iii) lease subscriber units with an option to purchase the unit at the end of the service contract. The Company has designed each of these programs to provide subscribers with units at a lower price than that offered by the Company's competitors (i.e. the Company subsidizes the cost of the radios it sells). In order to mitigate the risk of inflation and currency devaluation, the Company's contracts specify dollar prices payable in the local currency at the then prevailing exchange rate.

         Additional Programs and Products. The Company offers equipment maintenance and insurance programs, which the Company self-insures, to its subscribers. The Company also offers additional technical support services, and wide area coverage or multiple site linkage programs to its subscribers. The Company offers its subscribers ancillary products such as base stations, antennae and other complementary products.

         Churn Management. The Company recognizes that managing subscriber churn is an important factor in maximizing revenues and cash flow. In order to minimize subscriber churn caused by subscribers voluntarily terminating service, the Company has implemented a number of programs and seeks to ensure that its service is high quality and its prices are competitive. The Company has instituted a program requiring subscribers to enter into a service contract having a term of at least one-year, which provides for penalties for early termination. In addition, the Company now (i) conducts more thorough credit checks; and (ii) requires subscribers to pay in advance and/or make a significant deposit with the Company if a customer has a questionable or lower than desirable credit history. The average monthly churn for 1999 was approximately 4%.

Long-lived Assets

         The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company continuously evaluates the recoverability of its long-lived assets based on estimated future cash flows from and the estimated liquidation value of such long-lived assets, and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived asset. If an impairment is indicated, the amount of the charge is calculated as the amount by which the carrying amount of the asset exceeds the fair value of the asset. During 1998, the Company determined that its spectrum licenses and other long-lived assets related to its El Salvador subsidiary was impaired based upon third party offers, and recorded a write down of $2.4 million to their estimated fair value. During 1999, the Company determined that its spectrum licenses and other long-lived assets related to its Ecuadorian subsidiary was impaired based upon third party offers, and recorded a write down of approximately $280,000 to their estimated fair value. At December 31, 1999, the Company determined that there were no other impairments of long-lived assets.

PERU

         Country Overview. Peru currently has a population of over 24.3 million and had an annual population growth rate of approximately 1.7% from 1995 through 1999. Approximately 70% of Peru's population live in urban areas. In the early 1990s, the Peruvian government implemented a number of programs designed to improve the economy, including liberalizing trade and privatizing state-owned enterprises. Peru's gross domestic product ("GDP") measures approximately $58 billion, equivalent to approximately $2,259 per capita. The economy was expected to grow 2.4% in 1999 and is expected to grow 6% in 2000 as the external and political environment improves.

         The lack of telecommunications infrastructure has left many Peruvian businesses without access to telephones and has created a demand for alternative communications solutions. Demand by businesses for reliable communications services is growing as the Peruvian government continues its aggressive privatization plan and investment in infrastructure projects. Currently, existing telephone service in Peru is not capable of serving this demand. Peru's telephone density of 6.8 lines per 100 POPs is one of the lowest number of lines per capita in any Latin American country with a publicly traded telephone company.

         Operating Overview. The Company operates in Peru through six indirect wholly-owned subsidiaries: SMR Direct Peru, S.R.L. (formerly Mobil Line Peru, S.A.); Pompano, S.R.L.; C-Comunica S.R.L.; Telecom Supply, S.R.L. (formerly Beacon Supply Comunicaciones S.A.); Transnet del Peru, S.A; and Peru Tel S.A. These companies hold an aggregate of 176 800 MHz channels in Lima/Callao and an aggregate of 145 800 MHz channels in 11 other cities. C-Comunica S.R.L. also has a contractual application pending before OSIPTEL to obtain an additional 40 channels covering Lima/Callao; however there can be no assurance that such application will be granted. The Company has centralized the management and operation of its Peruvian SMR networks in SMR Direct Peru, S.R.L. The Company filed an application with the Peruvian government seeking approval for the merger of its operating companies into a single entity in order to consolidate its operations. The Peruvian government granted the approval of the merger in February of 2000 and the merger was completed on March 4, 2000. This merger and the attendant MEP will become final upon the approval by the Peru Ministry of Communictions (defined below), which is expected to take place, however there can be no assurance of such outcome.

         The Company is the largest SMR operator in Peru in terms of number of channels and the second largest operator in terms of subscribers. As of December 31, 1999, the Company was operating 216 channels and provided service to 7,783 subscribers through seven sites. In Peru, the Company's average monthly revenue per subscriber unit (consisting of fixed monthly network access fees and ancillary service revenue ) ("ARPU") for the year ended December 31, 1999 was approximately $31.

         Competition. The Company believes that its primary SMR competitor in Peru is Nextel del Peru, of which Nextel International owns a majority share in a joint venture with Motorola, Inc. ("Motorola") and a local Peruvian company (the "Nextel JV"). The Company believes that the Nextel JV currently owns 130 SMR channels in Lima/Callao and has approximately 18,000 analog subscribers. The Nextel JV deployed an iDENtm network (integrated digital enhanced network - a trademark of Motorola, Inc.) in Lima/Callao for the provision of ESMR service in January 1999. Nextel JV is currently offering dispatch services and interconnected one-to-one voice, as well as data services. There is another smaller analog SMR operator, CEMA Comunicaciones, in Peru that competes with the Company. CEMA owns 10 channels in Lima/Callao and provides service to approximately 300 subscribers. The Company's SMR service also competes with the cellular and paging services offered to businesses by Telefonica del Peru and BellSouth. The Company believes that the demand in Peru for high quality telecommunications services will be able to accommodate both low cost analog SMR service as well as the more expensive alternatives being offered by certain of the Company's competitors, although there can be no assurance in this regard.

         Regulatory and Legal Overview. The regulatory agencies in Peru are the Organismo Supervisor de Inversion Privada en Telecomunicaciones de Peru ("OSIPTEL") and the Ministry of Transportation, Communications, Housing and Construction of Peru (the "Peru Ministry of Communications"). OSIPTEL is responsible for overseeing private investments in the telecommunications industry, and the Peruvian Ministry of Communications grants Telecommunications licenses and issues regulations governing the telecommunications industry. The Telecommunications Law of Peru (the "Peruvian Telecommunications Law"), the general regulations thereunder (the "Peruvian General Regulations") and the specific regulations governing trunking services outline the rules for the operation of SMR services in Peru.

         In 1994, Peru established, by Ministerial Resolution 412-94-MTC/15, a regulatory framework for the SMR industry. This framework has been amended by Ministerial Resolution 120-95-MTC/15.04 published on March 29, 1995 and by Ministerial Resolution 373-97-MTC, published on August 6, 1997. The Telecommunications Law passed by Supreme Decree No. 013-93-TCC dated April 28, 1993, and the adjoining Regulation, approved by Supreme Decree No. 06-94-TCC dated February 11, 1994 and modified by Supreme Decree No. 005-98-MTC on March 28,1998 by Supreme Decree No. 003-99-MTC, by Supreme Decree No. 022-98-MTC published on January 21, 1999, the Telecom Market Opening Regulations, passed by Supreme Decree No. 020-98-MTC and the Public Mobil Services Use Conditions and Contract General Clauses, passed by OSIPTEL Board Resolution 002-2000-CD/OSIPTEL, are the source of Peruvian SMR regulations.

         Pursuant to the Telecommunications Law, the Ministry is responsible for general oversight and regulation of the Telecommunications industry, and governmental entity, OSIPTEL, is responsible for regulating the activities of companies holding public services concessions, such as SMR concessions, as well as supervising the quality of services provided to end users, and the fairness of tariffs. Each SMR concession sets forth expansion, penetration and service quality mandates, each of which is monitored by OSIPTEL. The Ministry has the authority to grant or revoke concessions, permits and licenses for public telecommunication services.

         Under Peruvian law, telecommunications concessions are subject to private law and may not be modified, amended or terminated unilaterally by the Peruvian government except as set forth in each concession. Telecommunications concessions are granted for a maximum term of 20 years, and may be renewed without limitation.

         In Peru, it is presumed that 720 channels have been reserved in each market in the 800 MHz frequency band for SMR use, including 535 channels for public service and 185 channels for private service. An applicant for a concession must indicate the specific geographic area it expects the concession to cover.

         The holders of concessions must submit a five-year Minimum Expansion Plan (a "MEP") to the Ministry at the time of application for a concession. Each MEP must outline the number of repeaters and subscribers the concession holder will have loaded on its network by the end of each of the initial five years of operation. Failure to comply with such requirements may subject the licenses relating to such channels to punitive measures. In January of each year, the concession holder must file a report with the Ministry and OSIPTEL indicating compliance with its MEP. MEPs may be amended at the end of the first and second years of operation by petitioning OSIPTEL and the Ministry. Each concession holder must pay an annual commercial exploitation fee, an annual canon for the use of the spectrum, a fee to OSIPTEL for supervision of the SMR system and a special contribution to the Telecommunications investment Fund ("FiTEL"). The obligation of posting a performance bond in guarantee of commencing operations has been eliminated. Concession holders must also complete construction of their networks and commence operations within 12 months of execution of a concession contract, otherwise the concession will be canceled. The Company failed to meet certain minimum subscriber loading requirements with respect to a portion of its channels in Peru in 1997 and 1998, but filed requests for modification of such loading requirements. In October 1999, the Peru Ministry of Communications approved the Company's modified MEP. In addition, the Company filed an application with the Peruvian government seeking approval for the merger of its operating companies into 3 entities in order to consolidate its operations in SMR for Lima/ Callao; in SMR for 9 other cities inside the country; and in paging for Lima/Callao, which included a further request to amend the MEP in conjunction with the merger. The Peruvian government granted the approval of the merger in February of 2000 and the merger was completed on March 4, 2000, subject to final approval by the Peru Ministry of Communications, which is expected to take place, however there can be no assurance of such outcome.

         The Company was at a certain point also not in compliance with certain terms of the concession agreements including, homologation of equipment (certifying the equipment before entering Peru) and site to site transmission of signal (currently allowed only site to handset). The Company has applied to correct the non-compliance issues and is waiting on approval from the Ministry. Currently the Company has obtained the issuance of the Equipment Homologation Certificates. The Company believes that the applications will be approved and result only in monetary fines, if any; however, there can be no assurance of such outcome.

         Concessions may not be transferred or assigned except with the prior approval of the Ministry, which may not be unreasonably withheld. There are currently no restrictions on foreign ownership and investment in Peru's telecommunications sector, except for broadcast services. Under current Peruvian law, SMR operators are permitted to provide interconnection to the public switched telephone network. The Company may also acquire other companies as necessary to increase the value of its spectrum holdings.

CHILE

         Country Overview. Chile has a population of approximately 15 million and had an annual population growth rate of approximately 1.5% from 1995 to 1999. Approximately 84% of Chile's population live in urban areas, 5.8 million of which reside in the greater metropolitan Santiago area. Twenty-four years of market-led reforms have resulted in 14 years of uninterrupted economic growth, which has averaged 13.6% per year from 1992 to 1997. In 1990, Chile emerged from 17 years of military government with an overall consensus about the general parameters of economic management, and since then has experienced a rise in productivity, an increase in domestic savings and a more efficient use of labor.

         The telecommunications sector was privatized in 1989 when the sale of all state-owned telecommunications companies was completed, and competition was allowed in long distance telephone services. Teledensity in Chile is approximately 18 lines per 100 POPs. The privatization of the telecommunications sector paved the way for private investment in telecommunications services and allowed for the introduction of the commercial SMR industry. Today, about 30 companies have been awarded SMR licenses. The Subtel (as defined) is not currently planning to allocate any more frequencies to SMR use.

         Operating Overview. At December 31, 1999, the Company operates in under the trade name Centennial Radio Trunking de Chile through three wholly-owned subsidiaries, Telecommunicaciones y Servicios S.A., Trunking S.A. and Centennial Cayman Corp. Chile Ltda.,which hold 150 800 MHz channels in the greater metropolitan region of Santiago, 75 800 MHz channels in Valparaiso/Vina del Mar region, 75 800 MHz channels in Concepcion region and 487 800 MHz channels in 18 other cities.

         The Company acquired its first operating company in Santiago in January 1998 and began providing service at that time. Following additional acquisitions, the Company initiated its formal service launch in August 1998. The Company is the largest SMR operator in Chile in terms of channel holdings. As of December 31, 1999, the Company provided SMR service to 4,365 subscribers in Santiago, Valparaiso/Vina del Mar and Concepcion from 43 sites and had 222 constructed channels. In Chile, the Company's ARPU for the year ended December 31, 1999 was approximately $33.

         Competition. The Company's main competitors in Chile are Multikom Ltda. (100%-owned by Motorola), Telecommunicaciones Gallyas S.A., and CTC-Startel S.A. These three companies have 70, 90 and 20 800 MHz channels and approximately 2,000, 4,500, and 1,900 subscribers in Santiago, respectively. The Company also competes with cellular, PCS and paging services provided by CTC-Startel, BellSouth, Entel and SmartCom. The Company believes that the demand for high quality telecommunications services will be able to accommodate a wide range of service offerings.

         Regulatory and Legal Overview. The regulating entity for telecommunications in Chile is the Chilean Ministry of Telecommunications, which acts through the Subsecretary of Telecommunications (the "Subtel"). The Chilean Ministry of Telecommunications and Subtel are responsible for general oversight and regulation of the telecommunications industry, regulating the activities of companies holding public service concessions, such as SMR concessions, as well as supervising the quality of services provided to end users, and the fairness of tariffs.

         Each SMR concession sets forth expansion, penetration and service quality mandates, each of which is monitored by the Subtel. The Chilean Ministry of Telecommunications has the authority to grant or revoke concessions for public telecommunication services pursuant to the provisions of the Chilean Telecommunications law, and the Subtel has the authority to grant or revoke permits for limited telecommunications services.

         The holders of concessions must submit a technical proposal with each application for a concession. Concession holders must complete construction of their networks and commence operations within the time frames set forth in their technical proposal. Failure to comply with the terms set forth in a technical proposal can result in sanctions, including the cancellation of the concession.

         Concessions, which may only be granted to legal entities incorporated and domiciled in Chile, are not limited as to their number, type of service or geographical area. Therefore, it is possible to grant two or more concessions for the provision of the same service in the same location, except where technical limitations exist, such as in the case of mobile telephony, for which only two concessions may be granted for a single service area. Telecommunications concessions are granted for a maximum term of 30 years, and may be renewed for identical periods if so requested by the concessionaire.

         Concessions and permits cannot be assigned, transferred or leased without the prior authorization of the Subtel, which cannot be denied without a reasonable basis.

         Chilean telecommunications law establishes the grounds upon which the concessions or permits may be terminated by a decree of the Chilean Ministry of Telecommunications or a resolution of the Subtel. The grounds for termination include the following: (a) expiration of the term of the concession; (b) dissolution of the holder of the concession, or (c) noncompliance with the terms and conditions specified in Chilean telecommunications law, the regulations enacted thereunder or the concession itself. The holder of a concession may appeal against a decree effecting such a termination if it believes that such decree is illegal.

         There are currently no restrictions on foreign ownership and investment in Chile's telecommunications sector. Under current Chilean law, SMR operators are permitted to provide interconnection with other public concessions of the same type.

ECUADOR

         On January 27, 2000, the Company sold 100% of the shares of its Ecuador subsidiary.

         Country Overview. Ecuador currently has a population of approximately
12.4 million people and had an annual population growth rate of approximately 1.7% from 1995 to 1999. Approximately 60% of Ecuador's population live in urban areas, 3.3 million of which reside in Guayaquil and Quito. Ecuador's GDP measures approximately $13.6 billion, equivalent to $1,153 per capita and grew at a compound annual growth rate of 8.5% from 1992 to 1997.

         During 1999, the Ecuadorian operations were faced with a devaluing sucre and a volatile political and economic situation. When the Company launched service in Ecuador in 1997, the exchange rate was approximately 4,300 sucres to one U.S. dollar. As of December 31, 1999, it was approximately 19,500 sucres to one U.S. dollar and since that date, the Ecuadorian government has frozen the exchange rate to 25,000 sucres per one U.S. dollar. The devaluation has a direct impact on customer's ability to pay due to the fact that the Company bills in U.S. dollars. During 1999, the declining sucre sparked a run on banks in Ecuador, causing the Ecuadorian government to impose limits on withdrawals, and causing a number of banks, including Ecuador's second-largest bank, to close its doors. In January 2000, there was an attempted coup in Ecuador, which eventually resulted in a peaceful change in government. Nevertheless, the situation remains highly volatile. Partially as a result of this volatility, the Company made a decision to concentrate on its markets in Peru and Chile.

         Operating Overview. The Company operated in Ecuador through its wholly-owned indirect subsidiaries Brunacci Compania Ltda., and Comovec S.A. which together hold (i) concession and frequency contracts for 150 channels in each of the cities of Quito and Guayaquil; (ii) a concession and frequency contract for 40 channels in the city of Cuenca; (iii) a concession and frequency contract for five channels in each of the cities of Machala,

Portoviejo/Manta and Quevedo; and (iv) a concession for five channels in each of the cities of Salinas and Santo Domingo de los Colorados.

         The Company commenced service in Guayaquil in March 1997 and in Quito in July 1997. As of December 31, 1999, the Company had constructed and was operating an aggregate of 90 channels in such cities and provided service to 4,210 subscribers through five sites. In Ecuador, the Company's ARPU for the year ended December 31, 1999 was approximately $27.

         Competition. The Company believes that the only other companies currently providing SMR service in Ecuador are Multicom (Grupo Isaias and Motorola) which has 190 channels and approximately 2,800 subscribers, and Grupo Marconi which currently has approximately 70 channels and approximately 700 subscribers and Fleetcall (Monttcashire) which currently has approximately 240 channels and approximately 1,400 subscribers. The Company also competed with cellular services offered by CONECEL and OTECEL.

         Regulatory and Legal Overview. The Superintendency of
Telecommunications (the "Superintendency"), was the governmental entity responsible for administration of the SMR industry. In August 1995, the Ecuadorian government created two new government entities, the Consejo Nacional de Telecomunicaciones ("CONATEL") and the Secretaria Nacional de
Telecomunicaciones (the "Secretariat") which, together with the Superintendency, administer and regulate the country's telecommunications sector. The Superintendency continues to exist with limited functions, including the supervision of SMR operators and compliance with concession contracts.

         SMR licenses and channels are granted in two stages. First, an applicant is granted an SMR license, and then must apply for, and be granted, an SMR frequency contract which enumerates the granted channels. Concessions have a term of five years and may be renewed for similar five year periods without limitation by submission of an application to the Secretariat. Under Ecuadorian law, there are no minimum subscriber requirements. The Secretariat and the Superintendency are charged with enforcing the operating standards contained in each individual concession and frequency contract. Concession holders must post a performance bond to guarantee performance of their obligations under the concession and the frequency contract and pay monthly spectrum usage fees.

         Each frequency contract contains subscriber loading restrictions which limit the number of subscribers the licensee is permitted to load onto its SMR network. The minimum number of subscribers that the CONATEL will authorize for loading onto a five channel system is 100, and the maximum number is generally
500. However, the Secretariat is empowered to permit the loading of a larger number of subscribers if it is demonstrated that transmission quality and service will not suffer.

         The Secretariat may unilaterally revoke a concession which is transferred by the original holder without CONATEL consent and failure to meet concession requirements may result in the early termination of the concession or in the imposition of penalties. Equity interests in the original concession holder may be transferred upon notification to the Superintendency of Companies (the Ecuadorian governmental agency responsible for supervising domestic corporations and branches of foreign companies domiciled in Ecuador).

         Current Ecuadorian telecommunications regulations do not permit SMR operators to interconnect to the public switched telephone network.

         Ecuadorian telecommunications regulations expressly allow for foreign investment in the SMR industry. However, foreign investors are required to register their investments with the Central Bank of Ecuador.

EL SALVADOR

         In February 2000, the Company entered into an agreement for the sale of all of its El Salvador assets, except for its 800 MHz licenses. As part of this transaction, the Company also entered into a management arrangement with the purchaser whereby the purchaser will manage the Company's SMR system in El Salvador and will be entitled to all revenues of such system and will be responsible for all liabilities and expenses of such system for the earlier of two years, or the date of a sale of the Company's 800 MHz licenses in El Salvador.

         Country Overview. El Salvador has a population of approximately 5.8 million and has experienced an annual population growth rate of approximately 2.1% from 1992 to 1997. Approximately 50% of El Salvador's population live in urban areas, 1.2 million of which reside in the greater San Salvador area. El Salvador's GDP measures approximately $12 billion, equivalent to approximately $1,954 per capita. The spectrum awarded in the 800 MHz and other frequency bands is not restrictive as to the types of services that may be offered. To date, approximately 545 nationwide commercial channels have been awarded to approximately twelve companies in the 800 MHz band.

         In spite of the government's efforts to modernize the telephone infrastructure, the demand for communications services continues to grow at a rapid rate in El Salvador. Thousands of individuals have been waiting for years for phone service and teledensity stands at 7.2 lines per 100 POPs.

         Operating Overview. The Company operates in El Salvador through its wholly-owned subsidiary, Radio Trunking de El Salvador Ltda., and holds 170 nationwide channels.

         The Company acquired its leading license position in El Salvador through two acquisitions and by participating in a number of auctions. The Company launched service in El Salvador in August 1998. The Company is currently the largest SMR operator in El Salvador in terms of channel holdings. As of December 31, 1999, the Company provided SMR service to 894 subscribers in San Salvador from six sites and 23 constructed channels. In El Salvador, the Company's ARPU for the year ended December 31, 1999 was approximately $20.

         Competition. As of December 31, 1999, several small, local operators compete with the Company for SMR customers in El Salvador. The Company also competes with cellular and paging services provided by Telemovil and the state-owned phone company, Antel.

         Regulatory and Legal Overview. The entities regulating El Salvador's spectrum licenses are part of the Division Radioelectrico, which reports to the President of the country. The Department of Authorizations grants permission to use the licenses, and the Department of Technical Analysis of Frequencies is responsible for spectrum planning and frequency allocation. The regulatory body known as the Superintendency of Electricity and Telecommunications ("SIGET") authorizes the spectrum allocation and is responsible for applications and auctions, as well as for resolving license-related disputes. The new licenses have been granted for a period of 20 years, and the Company believes that the licenses are renewable upon request. There are no revocation provisions in the Company's concessions. The Company believes that it is in compliance with all regulations and requirements under its licenses.

SMR EQUIPMENT AND NETWORK DESIGN AND IMPLEMENTATION

         SMR Equipment. SMR equipment is comprised of infrastructure equipment (repeaters, towers and associated equipment) and subscriber units. The primary vendors of SMR equipment are Motorola, E.F. Johnson (which was acquired by Transcrypt International, Inc. in 1997), Ericsson, Inc., Uniden America Corporation and Maxon. Motorola and Ericsson provide equipment which uses a proprietary protocol while Uniden, E.F. Johnson and Maxon provide equipment which conforms to the Logic Trunked Radio ("LTR") standard, the industry's only open protocol standard. SMR networks such as the Company's that use LTR infrastructure equipment can use subscriber equipment from diverse suppliers while SMR networks based on a proprietary protocol, such as Motorola or Ericsson, can only use subscriber equipment based on the same proprietary standard.

         SMR Network Design and Expansion. The Company has established its networks utilizing proven analog SMR equipment. The Company believes that analog technology permits the Company to offer high quality SMR service at a relatively low cost. The Company's analog SMR networks consist of multiple channels in a single site linked together to form what is known as a trunked system, employing one or more antennae and associated equipment. The Company secures a site for a tower (often co-locating with other providers on existing sites), generally through leasing the site, and then installs the necessary infrastructure equipment. The Company deploys one to four high-powered sites per geographic coverage area in its analog SMR networks. To optimize SMR network design and location of sites, the Company has at its disposal state-of-the-art computer-based radio frequency propagation tools. As of December 31, 1999, the Company had 61 sites with 551 channels in operation in Latin America. Each SMR network is planned and constructed to meet a certain volume of subscriber traffic demand within its geographic coverage area. When the Company initially establishes SMR service in a given market, it typically deploys a ten channel system which represents an installed cost of approximately $150,000.

         The Company currently deploys single site systems with a coverage radius ranging from 15 to 30 miles, depending on the height of the antennae and the topography of the market. Once a system is activated, the Company can begin offering commercial services in the coverage area. The initial ten channel system can then be expanded by adding additional repeaters to the existing installation. Modular increments are usually done in blocks of five channels. System expansions are done when system capacity is approached and market demand is expected to exceed installed capacity.

         The initial ten channel trunked system can service, on average, 100 subscriber units per channel without any material service degradation. When the system is expanded to 20 channels, the system can provide service to approximately 125 subscriber units per channel without material service degradation. Repeater sharing efficiency is improved as more trunked channels are added. LTR systems are expandable to a maximum of 20 channels, each requiring its own repeater control manager. Once a system is fully constructed, another system (of five to 20 channels) can be installed using the same site and facilities.

         Capacity Management. The Company closely monitors channel loading in order to ensure high quality service. The primary limit on channel capacity is usage during peak hours, which usually occurs around the middle of the business day. Excess loading during the peak hours can result in service degradation in the form of busy signals or interference. The Company believes that active management of the network will result in maximizing the Company's revenue per channel. In addition, while the Company believes, based on current customer usage patterns, that its analog SMR channels could each service as many as 125 subscribers, it does not presently intend to add in excess of 100 subscribers per channel in order to protect service quality.

ADDITIONAL INFORMATION

         Unless otherwise indicated, industry and demographic data used throughout this report have been obtained from the following industry publications and have not been independently verified by the Company:
International Data Corp.; Pyramid Research, Wireless Strategies in Emerging
Markets: 4th Quarter 1999, Communications markets in Peru: November 1999; ABN-AMRO, Latin American Equity Monitor: August 1999 and International Mobile Telecommunications Association (IMTA), The Global Digest for Commercial Trunked Radio Systems (SMR, PAMR, TRS) (as updated).

         The population data set forth herein are estimates. ARPU is estimated by the Company. Population data does not represent the current number of the Company's subscribers and is not necessarily indicative of potential subscribers of the Company in the future.

         The Company was incorporated in Delaware on October 25, 1995. Its principal executive offices are located at 1528 Wazee Street, Suite 200, Denver, CO 80202, and its telephone number is (303) 405-0475.

EMPLOYEES

         As of December 31, 1999, the Company employed a total of 120 employees. In the United States, the Company employed six employees: (i) five were located at the Company's principal executive offices in Denver, Colorado; and (ii) one was located in Miami, Florida. In the Company's Latin American subsidiaries, the Company employed 50 employees in Peru, 32 employees in Ecuador, 26 employees in Chile and six employees in El Salvador. The Company is not a party to any collective bargaining agreements and the Company believes its relationship with its employees is good.

ITEM 2.  PROPERTIES

         The Company currently leases 1,000 square feet for its principal executive and administrative offices in Denver, Colorado and payments under such lease are approximately $24,000 per year. The Company also currently leases (i) 2,400 square feet of office space in Miami, Florida (a portion of which is subleased to an unrelated third party), (ii) 11,838 square meters in Lima for its Peruvian operations, and (iii) 8,756 square meters in Santiago for its Chilean operations. In addition, the Company has an aggregate of 51 leases for tower sites.

ITEM 3.  LEGAL PROCEEDINGS

         On March 31, 1997, Telefonica del Peru S.A. ("Telefonica"), petitioned Instituto Nacional de Defensa de la Competencia y de la Proteccion de la Propriedad Intelectual (the "INDECOPI"), the Peruvian trademark authority, to nullify the trademark "Radio Trunking del Peru" previously granted to the Company's subsidiary, SMR Direct Peru, S.R.L. (formerly Mobil Line Peru, S.A.) ("SMR Direct Peru"), by INDECOPI on the grounds that such trademark is not distinctive. At the same time Telefonica challenged SMR Direct Peru's application to use the trademark "Radio Trunking" with a corresponding logo. The Company responded to these petitions on May 15, 1997 and June 12, 1997, respectively. The Company was successful in defending Telefonica's claim with regard to the use of the trademark "Radio Trunking" with the corresponding logo but Telefonica prevailed with regard to the trademark "Radio Trunking del Peru" without the logo. The Company does not believe that the outcome of the lost trademark will have a material adverse effect on the Company's operations in Peru. The Company successfully opposed the registration of the trademark "INSTACOM Radio Trunking" requested by Telefonica del Peru S.A.

         Maxon America, Inc. ("Maxon") filed suit against the Company on December 31, 1998 in the Platte County, Missouri Circuit Court based upon claims that the Company failed to meet its contractual obligations under two purchase orders executed in 1996 and 1997. The Company was served on February 18, 1999. The Maxon litigation was settled in September 1999 and did not have a material impact on the Company's financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Currently there is no established public trading market for the Company's common stock (the "Common Stock").

         As of March 20, 2000, there were seven holders of record of the Common Stock.

         The Company has not paid any dividends since its inception and does not intend to pay any dividends on its capital stock in the foreseeable future except in respect of the Series C Preferred. Certain covenants in the Company's indenture prohibit or limit the ability of the Company to declare or pay cash dividends.

During 1997 and 1998, the Company sold securities which were not registered under the Securities Act of 1933 (the "Securities Act") in reliance on the exemption found in Section 4(2) of the Securities Act. On October 3, 1997 the Company consummated $11.1 million of financing with existing stockholders and one new accredited investor. In connection therewith, the Company issued Senior Secured Convertible Notes due 2002 which were converted into 7,955,691 shares of the Company's Series C Preferred shares on January 15, 1998 (including accrued interest). The securities were converted in accordance with their terms upon consummation of a qualified debt offering by the Company which was completed in August 1999. In addition, during 1999 and 1998, the Company issued 1,095,604 and 783,478, respectively, additional shares of Series C Preferred Shares for a 12% dividend at $1.45 per share. All Series C Preferred shares are currently convertible into the Company's Common Stock at a conversion price of $1.45 per share.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected consolidated historical financial data for the Company as of and for the periods ended December 31, 1995, 1996, 1997, 1998 and 1999, with the exception of data presented under Other Financial Data, were derived from the consolidated financial statements and the notes thereto of the Company, which have been audited by Arthur Andersen LLP, independent public accountants. The selected consolidated historical financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and the related notes thereto appearing elsewhere herein.

                                           October 26, 1995
                                             (Inception)                              Year Ended December 31,
                                          through December 31,           (In thousands except share and per share data)
                                          -------------------------------------------------------------------------------
                                              1995             1996             1997             1998             1999
                                          -----------      -----------      -----------      -----------      -----------
STATEMENT OF OPERATIONS DATA:
Revenue                                   $        --      $       296      $     4,826      $     7,286      $     6,466
Costs and expenses related to revenue              --              513            3,737            3,506            1,541
                                          -----------      -----------      -----------      -----------      -----------
Gross profit                                       --             (217)           1,089            3,780            4,925
Operating costs and expenses                       62            4,590           12,711           12,958            9,380
Loss on Divesture/Impairment of assets             --               --            2,945            2,404              280
                                          -----------      -----------      -----------      -----------      -----------
Operating loss                                    (62)          (4,807)         (14,567)         (11,582)          (4,735)
Other income (expense)                              4              (79)          (1,148)          (3,851)          (4,845)
                                          -----------      -----------      -----------      -----------      -----------
Net loss before minority interest                 (58)          (4,886)         (15,715)         (15,433)          (9,580)
Minority interest (1)                              --              111               --               --               --
                                          -----------      -----------      -----------      -----------      -----------
Net loss                                  $       (58)          (4,775)         (15,715)         (15,433)          (9,580)
Dividends on and accretion of
    mandatorily redeemable preferred
    shares to redemption value                     --              (15)            (142)          (1,536)          (1,763)
                                          -----------      -----------      -----------      -----------      -----------
Net loss applicable to common
    stockholders                          $       (58)     $    (4,790)     $   (15,857)     $   (16,969)     $   (11,343)
                                          ===========      ===========      ===========      ===========      ===========

Basic and diluted net loss per share      $     (0.09)     $     (1.38)     $     (4.53)     $     (4.84)     $     (3.24)
Weighted average shares outstanding           639,091        3,480,466        3,502,534        3,502,749        3,502,750

BALANCE SHEET DATA:
Cash and  cash equivalents                $     2,503      $    14,821      $     7,730      $     5,245      $     4,013
Restricted cash (3)                                --            3,890            1,350           11,771            6,543
Working capital                                 3,203           17,573           10,892           17,124           11,044
Total assets                                    3,265           34,916           29,872           47,582           39,274
Total long-term debt                               --            4,897           16,157           29,122           33,167
Mandatorily redeemable convertible
    preferred stock                                --           28,829           29,252           42,066           43,724
Stockholder's equity (deficit)                  3,212           (1,348)         (17,169)         (28,208)         (40,169)

                                        October 26, 1995
                                           (Inception)                     Year Ended December 31,
                                        through December 31,   (In thousands except share and per share data)
                                        ---------------------------------------------------------------------
OTHER FINANCIAL DATA:
EBITDA(2) (operating loss before
depreciation, amortization, loss on
impairment/divesture, interest
income and other income/loss)           $    (62)     $ (4,299)     $ (9,363)     $ (7,013)     $ (1,753)
Cash flows used in operating
activities                                    (8)       (3,568)      (13,113)       (5,663)         (945)
Cash flows (used in) provided by
investing activities                        (759)      (13,025)       (4,210)      (26,008)          484
Cash flows  provided by (used in)
financing activities                       3,270        28,918        10,220        29,054          (126)
Depreciation and amortization                  1           508         2,259         2,166         2,702
Capital expenditures (4)                       5         7,087        10,383         6,820         2,604

-------------
(1) Reflects the acquisition of the capital stock of SMR Direct Peru, S.R.L. (formerly Mobil Line Peru, S.A.), 51% of which was acquired in February 1996 and the remaining 49% of which was acquired in July 1996.
(2) EBITDA is not a measurement under U.S. Generally Accepted Accounting Principles. The Company's definition of EBITDA may not be comparable to similarly titled measures reported by other companies, since other companies may not calculate EBITDA in the same way. The Company has included information concerning EBITDA herein because it provides relevant and useful information to the Company's investors in that it provides representation of the cash flow that is generated by the Company's operating lines of business. EBITDA should not be considered a substitute for net income as a measure of the Company's operating results or for cash flow as a measure of the Company's liquidity. The Company and its subsidiaries are subject to certain restrictions related to payment or distributions of funds pursuant to the Indenture. In addition, beginning July 2000, any funds depicted by EBITDA are restricted in the amount of the interest due on the Convertible Notes.
(3) The majority of this amount is related to money which has been escrowed under one of the Company's financing arrangements and is to be used in Latin America only. It includes cash pledged by the Company to secure its obligations in connection with the Company's bid for spectrum in the Chile Concurso and the purchase of certain assets from a Chilean company. In March 2000, most of the remaining restricted amounts were released for the Company's use, in accordance with the related financing agreement.
(4) Represents cash used for purchases of property and inventory (subscriber units).

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this document.

OVERVIEW

         GENERAL

         As of December 31, 1999, the Company provided wireless communications services in four Latin American countries. The Company currently holds the largest SMR channel position in Peru, Chile and El Salvador. The Company's strategy is focused on identifying and then deploying the most efficient utilization of its leading channel positions in its principal markets. The Company continually evaluates technological developments in order to assess alternative uses for the spectrum while continuing operations of its analog dispatch or SMR businesses as long as adequate capacity permits. The Company has developed its operations in Latin America through (i) acquisitions of license holding companies whose primary assets were spectrum, (ii) acquisitions of operating entities, and (iii) acquisition of channels at government auctions and bids. The following table sets forth the name of each entity acquired since inception by the Company or the entity in which the channels have been granted or acquired and the date of occurrence in each of its Latin American markets as of December 31, 1999:

        NAME                                  DATE OF ACQUISITION
SMR Direct Peru, S.R.L. (Peru)                (1)
Pompano, S.R.L. (Peru)                        November 22, 1996
Brunacci Compania Ltda. (Ecuador)             November 22, 1996 (2)
Telecom Supply S.R.L. (Peru)                  December 9, 1996
C-Comunica S.R.L. (Peru)                      January 22, 1997
Transnet del Peru, S.A. (Peru)                July 31, 1997
Telecomunaciones y Servicios  (Chile)         January 2, 1998
Comovec S.A. (Ecuador)                        May 13, 1998 (2)
Peru Tel S.A. (Peru)                          May 22, 1998
El Salvador                                   June 9, August 17, September 2 and 11, 1998 (3)
Trunking S.A. (Chile)                         July 29, 1999

(1) The Company purchased 51% of the capital stock of SMR Direct Peru, S.R.L. (formerly Mobil Line Peru, S.A.) in February 1996 and the remaining 49% in July 1996. These transactions were accounted for as a step acquisition purchase.
(2)      The Company sold these entities as of January 27, 2000. See Part I,
         Item 1 "Business".
(3) In February 2000, the Company sold all of its El Salvador assets, except for its 800 Mhz licenses. See Part I, Item 1 "Business".

     CONSOLIDATED RESULTS OF OPERATIONS

                                                                                     1998       1999
                                                                                      vs.        vs.
                                                       1997      1998      1999      1997       1998
                                                      -------   -------   -------   -------    -------
Total Operating Revenues Latin America                $ 3,715   $ 7,286   $ 6,466   $ 3,571    $  (820)
Total Operating Revenues U.S. Operations                1,111      --        --      (1,111)      --
                                                      -------   -------   -------   -------    -------
TOTAL OPERATING REVENUES                                4,826     7,286     6,466     2,460       (820)

Costs & Expenses Related to Revenue Latin America       2,284     3,506     1,541     1,222     (1,965)
Costs & Expenses Related to Revenue U.S. Operations     1,453      --        --      (1,453)      --
                                                      -------   -------   -------   -------    -------
TOTAL COSTS & EXPENSES RELATED TO REVENUES              3,737     3,506     1,541      (231)    (1,965)

Selling, General & Admin. Expenses Latin America        4,246     6,384     4,619     2,138     (1,765)
Selling, General & Admin. Expenses U.S. Operations      3,082      --        --      (3,082)      --
Selling, General & Admin. Expenses Corporate            3,124     4,408     2,059     1,284     (2,349)
                                                      -------   -------   -------   -------    -------
TOTAL SELLING, GENERAL & ADMIN. EXPENSES               10,452    10,792     6,678       340     (4,114)

Depreciation & Amortization Latin America               1,015     1,775     2,526       760        751
Depreciation & Amortization U.S. Operations             1,143      --        --      (1,143)      --
Depreciation & Amortization Corporate                     101       391       176       290       (215)
                                                      -------   -------   -------   -------    -------
TOTAL DEPRECIATION & AMORTIZATION                       2,259     2,166     2,702       (93)       536

Loss on Impairment of Assets                             --       2,404       280     2,404     (2,124)
Loss on Divesture of U.S. Operations                    2,945      --        --      (2,945)      --
Interest Expense                                          887     4,832     5,156     3,945        324
Interest Income                                           350     1,342       649       992       (693)

     REVENUES

         The Company derives its revenues primarily from (i) monthly network access fees, which vary depending on the plan chosen by the subscriber, (ii) the sale and rental of subscriber units to subscribers, (iii) ancillary service revenue, consisting of fees charged for maintenance and loss and damage insurance, and (iv) ancillary equipment revenue, consisting of the sale of base stations, antennae, and other complementary products. The Company sets the pricing of the different components of its service, in accordance with its marketing plans in each of the countries in which it operates, taking into account, among other things, competitive factors (i.e. the Company subsidizes the cost of the radios it sells). Monthly fixed network access fees as well as ancillary service charges are billed in advance; revenues are recognized for the measurement of income in the period in which service is delivered. Subscriber unit and ancillary equipment sales are recognized at the time of sale.

         Total revenue decreased $820,000 in 1999, as compared to 1998, and increased $2.5 million in 1998, as compared to 1997. The decrease in 1999 is mainly due to the decrease in equipment sales. During 1999, the Company sold 3,918 units as compared to 4,649 units in 1998. In addition, the average sales price for each radio decreased because the Company began selling used radios in 1999. This equipment revenue decrease was partially offset by an increase in the Company's total Latin American subscriber base by 2,527 from December 31, 1998 to December 31, 1999. This increase is due mainly to the Company's growth of the business in Chile.

          The increase in 1998 was due to an increase in subscribers in Latin America of 4,057. This increase was due in large part, to the acquisitions completed throughout 1997 and 1998. This increase in Latin America was offset by a decline in the U.S. due to the sale of the U.S. Operations, which had revenue of $1.1 million in 1997 and none during 1998 (see Part I - Item 1 "Developments During 1999 - Divesture of the United States Operations").

         The Company expects revenues to increase slightly in the future as it adds subscribers to its networks (primarily in Chile). This increase in subscribers will be mitigated by the elimination of business in Ecuador and El Salvador, (see Part I - Item 1 "Business" and "Post Fiscal Year-End Transactions and Developments").

         COSTS AND EXPENSES RELATED TO REVENUES

         Costs and expenses related to revenues include both the cost of service and the cost of equipment sold, and is exclusive of depreciation and amortization. The cost of service represents the cost of maintaining the Company's analog SMR networks, site lease costs, technical expenses and utilities.

         Total costs and expenses related to revenues decreased $2.0 million in 1999, as compared to 1998, and decreased $231,000 in 1998, as compared to 1997. The decrease in 1999 is due to the decrease in equipment sales and due to the fact that the Company began selling used radios in 1999, as noted above. These factors are partially offset by an increase in maintenance and network and site expense related to the increased number of operating sites in 1999. In 1998, total costs and expenses related to revenues decreased in total, despite the fact that revenues in Latin America increased from an increase in subscribers, as noted above with a similar increase in costs and expenses related to revenue. This increase was offset by the sale of the U.S. Operations.

         The Company expects costs and expenses related to revenues to increase in the future because of the expansion of the Company's analog SMR networks in Chile that were completed in November 1999. This increase will be impacted by the decrease in the cost of subscriber units and because of the Company's decision to focus on its Chile and Peru operations (see Part I - Item 1 "Business" and "Post Fiscal Year-End Transactions and Developments").

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses consist primarily of compensation expenses but also includes expenses such as marketing, rent, professional fees and other general corporate expenses. At the operating companies, selling, general and administrative expenses consist primarily of subscriber acquisition costs, marketing and advertising, salaries and office expenses.

         Total selling, general and administrative expenses decreased approximately $4.1 million in 1999, as compared to 1998, and increased $340,000 in 1998, as compared to 1997. Selling, general and administrative expenses decreased in 1999 due to the Company's ongoing effort to reduce overhead expenses both at the corporate level and in Latin America. Also, with the completion of its sales of the U.S. Operations, the Company determined that approximately $268,000 of its initial impairment reserve was no longer required, and thus, was reflected as a reduction of selling, general and administrative expenses in 1999. Selling, general and administrative expenses increased in 1998 due to growth of the business in Latin America and due to acquisitions in 1997 and 1998. In addition, the Company's corporate general and administrative expenses increased in 1998 due to additional employees as the business grew, and additional development costs incurred as the Company pursued additional opportunities throughout Latin America. This increase was offset by the Company's decision to sell the U.S. Operations, which had selling, general and administrative expenses of $3.1 million in 1997 (see "Developments During 1999 - Divesture of the United States Operations").

         The Company allocates a portion of its corporate overhead to Latin American operations based on the estimated level of services performed by the Company on behalf of the Latin American operations. Such allocations of indirect expenses totaled approximately $1.7 million, $3.4 million and $936,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

         The Company expects that selling, general and administrative expenses will decrease in the future. This decrease is due to the Company's ongoing effort to minimize overhead expenses and due to the Company's decision to focus on its Chile and Peru operations (see Part I - Item 1 "Business" and "Post fiscal year-end Transactions and Developments").

         DEPRECIATION AND AMORTIZATION

         The Company depreciates its infrastructure equipment over 10 years and its radios (subscriber units) over 5 years using the straight-line method. Subscriber units represent the equipment which is used by a customer to access the SMR service (i.e. portable and mobile radios). The Company retains title to the subscriber units it rents and leases as part of the subscriber agreement. Upon termination of service under a rental or lease contract, the subscriber is required to return the unit to the Company and the unit is placed into service with another subscriber. Spectrum is amortized over the term of the licenses (including expected renewal periods), generally 40 years, using the straight-line method.

         Depreciation and amortization expense increased $536,000 in 1999, as compared to 1998, and decreased $93,000 in 1998, as compared to 1997. Depreciation in the Corporate and Latin American operations increased in 1999 and 1998 due to the Company's growth of the business resulting in an increase in infrastructure and equipment, and due to acquisitions in Peru, Ecuador, Chile and El Salvador in mid-1998. The increase in these geographic operations in 1998 was offset by the decision to sell the U.S. Operations, which had depreciation and amortization expense of $1.1 million during 1997 and none during 1998 (see
Part I - Item 1 "Developments During 1999 - Divesture of the United States Operations").

         OTHER INCOME (EXPENSE)

         Other income (expense) is comprised primarily of interest expense and interest income. The Company currently incurs non-cash interest expense on the Exchange Notes and the Convertible Notes (as defined), and in 1997 it incurred interest expense on debt provided by the United States government for the purpose of acquiring spectrum licenses in the FCC Auction (the "FCC Debt"), a portion of which relates to the accretion to fair market value, and vendor financing (capital leases payable). The Company sold all of its U.S. Operations and, in connection therewith, transferred the FCC Debt to the buyers relating to the U.S. Operations. See Part I - Item 1 "Business - Divestiture of United States Operations."

         Interest Expense. Interest expense increased approximately $324,000 in 1999, as compared to 1998, and $3.9 million in 1998 as compared to 1997. This increase is due to interest on the Exchange and Convertible Notes. As of December 31, 1999, the Company had $21.4 million outstanding of its 14% Exchange Notes and $11.8 million of its 9% Convertible Notes. In 1999 interest expense reflects the application of a compounded, effective interest rate of approximately 20% on the Exchange Notes. Accretion of discount on the Exchange Notes will cause the interest expense to increase in the future. Cash payments of interest in such debt begin on 2000.

         Interest Income. Interest income decreased $693,000 during 1999, as compared to 1998, and increased $992,000 in 1998, as compared to 1997. The decrease during 1999 is due to the decrease in the Company's cash balance, (including restricted cash), resulting from the Company's use of the proceeds from the 1998 and 1997 sale of the Senior Notes, the Private Notes and the Convertible Notes. The Company's cash balance decreased from approximately $17.0 million as of December 31, 1998 to $10.5 million as of December 31, 1999. The increase during 1998 was due to the increase in the Company's cash balance from the sale of the Senior Notes, the Private Notes and the Convertible Notes at the end of fiscal 1997 and in January 1998.

         LOSS ON IMPAIRMENT OF INVESTMENTS

         In October 1998, the Company made a strategic decision to sell its investment in El Salvador. The Company signed a letter of intent in November 1998 for the sale of these assets. Due to this letter of intent, the Company wrote down its investment in El Salvador to the fair market value of $1.5 million and recognized a loss of approximately $2.4 million. The letter of intent expired in the first quarter of 1999.

         In the quarter ending December 1999, the Company made the decision to concentrate on its Chile and Peru operations. As a result, the Company entered into a letter of intent to sell its Ecuador operations and to acquire two companies in Chile which together hold 765 channels in the 800 MHz frequency band. Based on the fair value of the Ecuadorian assets indicated by this letter of intent, the Company wrote down its investment in Ecuador to the indicated fair market value of $2.0 million and recognized a loss of approximately $280,000.

         LOSS ON DIVESTITURE OF U.S. OPERATIONS

         In August 1997, the Company made a strategic decision to sell the U.S. Operations and began to seek purchasers for these operations, consisting of licenses and related assets and liabilities in 20 United States MTA's. Accordingly, the Company's management estimated the fair value of such assets, and determined that a write-down to fair market value was necessary as of August 1997. The amount of the write-down recorded by management was approximately $1.9 million. The Company's estimates were based upon, in part, sales agreements subsequently entered into and management's estimate of fair market value of the assets not under contract.

         Additionally, the Company recorded a charge of approximately $1.3 million to provide for certain projected costs to exit its U.S. Operations, and included such charge in the caption "Loss on Divestiture of U.S. Operations" in the accompanying statement of operations for the year ended December 31, 1997. These amounts were accrued at the date the Company committed to the disposal plan and relate to severance payments associated with work force reductions, lease termination costs, costs to terminate certain contractual obligations, taxes, legal and other professional fees and other costs to exit this activity. The amount of the liabilities established and costs incurred are as follows as of December 31, 1997, 1998 and 1999:

                                             Costs Incurred   Costs Incurred  Costs Incurred
                                 Accrued     during the Year  during the Year during the Year    Accrued
                                  Costs           Ended           Ended           Ended           Costs
                               December 31,    December 31,     December 31,    December 31,   December 31,
                                   1997            1997            1998            1999            1999
                               -----------   ---------------  --------------- ---------------  -----------
(In thousands)
Accrued office lease costs     $        84     $        28     $        56     $        --     $        --
Accrued warehouse lease                 98              39              59              --              --
    costs
Severance                              354             215             139              --              --
Termination of contractual
    obligations                        375             375              --              --              --
Legal and other
    professional fees                  121              --              75              34              12
Taxes                                  135              --              49              66              20
Penalty for prepayment on
    capital lease                       17               3              14              --              --
    obligations
Other selling costs (1)                 77              19              42              16              --
                               -----------     -----------     -----------     -----------     -----------
Total                          $     1,261     $       679     $       434     $       116     $        32
                               ===========     ===========     ===========     ===========     ===========

         ------------
         (1) Other selling costs include equipment lease costs, contract breakage fees and moving and shipping costs.

         Major actions taken by the Company as part of the exit plan (the "Plan") included the following: (1) ceasing all sales and marketing efforts in the United States, (2) reducing the United States-related workforce to a small, administrative-oriented group, (3) ceasing all capital expenditures in the United States, (4) minimizing fixed and variable expenses, (5) liquidating office assets to third party buyers, (6) terminating office leases and warehouse leases and (7) liquidating excess radio inventories to the buyers or other third parties.

         The Plan resulted in the termination of 15 employees. These employees are primarily those who were directly responsible for managing the U.S. Operations. At December 31, 1998 and 1997, 15 and 12 employees, respectively, had been terminated under the plan to divest the U.S. Operations. The Company periodically reviewed the adequacy of the fair market value write-down and exit costs discussed above. Because the sale of the last MTA was completed on October 7, 1999, the Company made a final determination of the adequacy of the write-down (originally recorded at $1.9 million, as discussed above) and exit costs, and determined that approximately $268,000 of such amount was no longer required, and such liability was reversed in September 1999. The Company expects that the remaining accrual of approximately $32,000 above will be utilized during fiscal year 2000.

         INCOME TAX BENEFIT - NET OPERATING LOSS CARRYFORWARDS

         The Company is subject to income taxes in the United States and in each of the jurisdictions in which it operates. Although the Company has not paid income taxes in the United States because of its significant losses, it has been precluded from recognizing an income tax benefit under Statement of Financial Accounting Standards No. 109, because it is not currently considered more likely than not that the Company will have significant future taxable income due to its history of operating losses.

         At December 31, 1999, the Company had net operating loss carry forwards ("NOLs") for United States Federal income tax purposes of approximately $26.9 million which will expire through the year 2019. These NOLs are available to offset future taxable income. The Company's foreign consolidated subsidiaries in Peru, Ecuador, El Salvador and Chile are considered pre-operating entities for income tax purposes, and therefore the losses are deferred for income tax purposes and amortized against future taxable income or loss over a period of four years commencing in 1996. The Company may be limited in its ability to use the NOLs in any one year depending on the Company's ability to generate sufficient taxable income.

         LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company has been primarily engaged in development and expansion activities requiring substantial expenditures. Consequently, the Company has reported operating losses before interest of approximately $4.7 million, $11.6 million and $14.6 million and net cash outflows from operating and investing activities of $0.5 million, $31.7 million and $17.3 million for the years ended December 31, 1999, 1998 and 1997, respectively. These amounts are net of the change in restricted cash of $5.2 million, ($10.4) million and $2.5 million in 1999, 1998 and 1997, respectively. The decrease in restricted cash was used for additional acquisitions and capital expenditures.

         During 1999, the Company's subsidiaries had positive operating cash flows. The Company believes that its subsidiaries will continue to be operating cash flow positive during 2000. Prior to 1999, the Company's subsidiaries experienced negative operating cash flow. In addition, during 1998 and 1997 the Company had additional corporate expenditures related to the sale of the U.S. operations (see "Management's Discussion and Analysis of Financial Condition and Results of Operations" - Loss on Divesture of the U.S. Operations").

           The Company has had significant investing cash outflows since inception. Substantially all of the cash used in investing activities was for acquisitions and for expenditures related to the construction of the Company's analog SMR networks and for the purchase of analog SMR radios in the countries in which it operates. To date, the funds necessary to finance the Company's operating and investing activities have been obtained by the Company through the sale of its Common Stock, Series A Preferred, Series B Preferred, Series C Preferred, Exchange Notes, Convertible Notes, and from cash flow from operations.

         During the three years ended December 31, 1999 the Company received the proceeds from the following: (i) the sale of Series C Preferred Stock, (ii) the sale of Exchange Notes financing; and (iii) the sale of Convertible Notes.

         On October 3, 1997, the Company consummated an approximate $11.1 million financing (the "Series C Offering") with an investor group led by the Company's existing stockholders and Prudential Securities Incorporated and its affiliates. In connection therewith, the Company issued the Senior Notes which were convertible into shares of the Company's Common Stock at a price of $1.45 per share. On January 15, 1998, the outstanding principal amount of the Senior Notes and all accrued and unpaid interest thereon was converted into 7,955,691 shares of Series C Preferred Stock which are convertible into common shares at a price of $1.45 per share. The Series C Preferred bears a 12% dividend per annum payable on a semi-annual basis, at the Company's option in cash or in additional shares of Series C Preferred. The Indenture restricts the ability of the Company to pay cash dividends on the Series C Preferred. During 1999 and 1998, the Company issued additional 1,095,604 and 783,478 shares of Series C Preferred Stock, respectively, as payment for the 12% dividend on the Series C Preferred.

         Pursuant to the Exchange Notes agreement, on or after January 31, 2006, at the option of the holders holding at least 5% of the outstanding shares of Series C Preferred, the Company is obligated to redeem shares of Series C Preferred tendered to the Company at a redemption price currently equal to the redemption price discussed below, plus all declared, accrued and unpaid dividends. The Company is only required to redeem shares of Series C Preferred on four occasions in each 12-month period. The Company is obligated to redeem the Series A Preferred and the Series B Preferred annually in one-third increments beginning on March 1, 2006, at the redemption price discussed below, plus all declared, accrued and unpaid dividends.

         The redemption price for the Series A Preferred Stock is $25,000 per share ($8,800,000 in total), the redemption price for the Series B Preferred Stock is $3.65 per share ($20,933,666 in total), and the redemption price for the Series C Preferred Stock is $1.45 per share ($14,260,411 in total). The holders of Preferred Stock have an option into convert any or all of the redeemable shares of Preferred Stock to common stock prior to each scheduled annual redemption.

         On January 15, 1998, the Company raised total gross proceeds of approximately $20.5 million from the sale of Private Notes and Warrants. This offering consisted of 40,000 units each consisting of $1,000 in principal amount at maturity of the Private Notes and one Initial Warrant (as defined) to purchase 64 shares of Common Stock at an exercise price of $0.01 per share. The Notes mature January 1, 2005. Interest is payable, in cash, at a rate of 14% per annum, semi-annually in arrears on January 1 and July 1 of each year commencing July 1, 2003. For accounting purposes, the Notes accrete at a rate of approximately 20% per annum compounding semi-annually. Pursuant to a Registration Rights Agreement, the Company filed a registration statement with the Securities and Exchange Commission with respect to an offer and, in August 1999 completed the exchange of Exchange Notes for the Private Notes, whereby the Exchange Notes have terms substantially identical to those of the Private Notes. Because the Company completed the Exchange Offer later than required by certain provisions of the arrangement, it incurred approximately $160,000 in liquidated damages which were accrued in 1999 and are payable on July 1, 2003.

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

         The Company believes that cash on hand (including restricted cash of $6.5 million, which was released in March 2000, for the Company's use pursuant to Board approval and the related financing agreement) of $10.6 million at December 31, 1999, together with the cash generated from operations, will be sufficient to satisfy the Company's liquidity needs for at least the succeeding 12 months. The Company believes that its forecast cash on hand at December 31, 2000, together with the cash generated from operations, will be sufficient to satisfy the Company's liquidity needs for the succeeding 6 months from January 1, 2001. The Company intends to use its cash on hand and cash generated by operations primarily to fund:

    o capital expenditures (capital expenditures will include the purchase of equipment including subscriber units)
    o the cost of enhancing/completing the Company's analog SMR networks - corporate expenses
    o    acquisitions of licenses and companies holding licenses
    o    debt service requirements; and
    o    other general corporate expenditures.


         The ability of the Company to make scheduled payments with respect to its indebtedness will depend upon, among other things, (1) its ability (i) to implement its business plan, (ii) to expand its operations and (iii) to successfully develop its subscriber base in its target markets, (2) the ability of the Company's subsidiaries to remit cash to the Company in a timely manner and (3) the future operating performance of the Company and its subsidiaries. Each of these factors is, to a large extent, subject to economic, financial, competitive, regulatory, political and other factors, many of which are beyond the Company's control. The Company expects that it will continue to incur cash losses for the foreseeable future. No assurance can be given that the Company will be successful in developing and maintaining a level of cash flow from operations sufficient to permit it to pay the principal of, and interest on, its indebtedness, including the Notes and the Convertible Notes. If the Company is unable to generate sufficient cash flow from operations to service its indebtedness, it may modify its growth plans, restructure or refinance its indebtedness or seek additional capital. There can be no assurance that (i) any of these strategies could be effected on satisfactory terms, if at all, in light of the Company's high leverage or (ii) any such strategy would yield sufficient proceeds to service the Company's indebtedness, including the Notes and the Convertible Notes. Any failure by the Company to satisfy its obligations with respect to the Notes and the Convertible Notes at maturity or prior thereto would constitute a default under the Indenture governing the Notes and the agreement governing the Convertible Notes.

         In January 2000, the Company completed the acquisition of two Chilean companies. This acquisition required a cash payment of approximately $2.0 million. Assuming that the Company consummates certain development projects, the aggregate cash outlay in respect of underlying assets will be approximately $3.8 million. In addition, the Company anticipates funding approximately $400,000 to build-out channels and other capital expenditures. The Company continually evaluates opportunities for acquisition of spectrum and other assets that are consistent with its strategy. The Company currently has no other commitments for acquisitions.

         FOREIGN INVESTMENT RISK

         The Company's foreign operating subsidiaries are all directly affected by their respective countries' governmental, economic, fiscal and monetary policies and other political factors. The Company believes that its operating subsidiaries' financial conditions or operating results have not, historically been materially adversely affected by these factors.

         INFLATION AND FOREIGN CURRENCY EXCHANGE

         The net monetary assets of certain of the Company's subsidiaries are subject to foreign currency exchange risks since they are maintained in local currency. Certain of the Company's subsidiaries operate in countries in which the rate of inflation is significantly higher than that of the United States. The Company will attempt to protect its earnings from inflation and possible currency devaluation by setting prices in direct relation to the dollar and in some cases by periodically adjusting prices in local currencies. However, there can be no assurance that any significant devaluation against the dollar could be offset, in whole or in part, by a corresponding price increase. As of December 31, 1999, the Company has not established any hedge or risk reduction strategies related to its foreign currency exchange rate exposure

         The economic and political situation in Ecuador continued to worsen during 1999. The sucre fluctuated from 6,880:1 in January to 25,000:1 in December against the dollar - the exchange rate was approximately 3:000:1 when the Company launched its Ecuadorian operations in early 1997. Since March of 1999 approximately 2,000 companies have closed and the government now owns 60% of the banks. In January 2000, there was an attempted coup in Ecuador, which eventually resulted in a peaceful change in government. Nevertheless, the situation remains highly volatile. Partially as a result of this volatility, the Company made a decision to sell its Ecuador business in 1999, and recorded an impairment charge of approximately $280,000.

         YEAR 2000 DISCLOSURE

         In 1998, the Company initiated a company-wide program to ensure that its date-sensitive information, telephony and business systems, and other equipment would properly recognize the Year 2000 as a result of the century change on January 1, 2000. The program focused on the hardware, software, embedded chips, third-party vendors and suppliers as well as third-party networks that were associated with the identified systems. The Company substantially completed the program during third quarter 1999, and its systems did not experience any significant disruptions as a result of the century change. However, it is possible that the full impact of the date change, which was of concern due to computer programs that use two digits instead of four digits to define years, has not been fully recognized. For example, it is possible that Year 2000 or similar issues such as leap-year related problems may occur with data processing errors or miscalculations, and consequently, interruption in services, operations, customer billing and other date-sensitive processes. The Company believes that any such problems are likely to be minor and correctable. Currently the Company is not aware of any significant Year 2000 or similar problems that have arisen for our customers and suppliers.

         The Company did not separately track the internal costs incurred for this project. These costs were principally payroll costs for personnel involved in the project. The Company does not expect to incur any significant costs related to Year 2000 compliance subsequent to 1999.

         NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" the effective date for which was delayed (via the issuance of SFAS No. 137 in June 1999) until all fiscal quarters of all fiscal years beginning after June 15, 2000. Among its provisions, it requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains and losses resulting from changes in the fair values of those derivatives should be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. To date, the Company has not entered into any derivative financial instruments or hedging activities.

         In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," Which provides guidance on accounting for the cost of such software. SOP No. 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The adoption of SOP No. 98-1 had no impact on the Company's financial statements.

         In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires that all non-governmental entities expense the costs of start-up activities, including organization costs, as those costs are incurred, and is effective for fiscal years beginning after December 15, 1998. The Company adopted the provisions of SOP 98-5 for the year ended December 31, 1999. The adoption did not have a material impact on the Company's consolidated results of operations or financial position.

         In December 1999, the Securities and Exchange Commission("SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition ("SAB 101"). SAB 101 provides guidance on the recognition, presentation, and disclosures related to revenue in the financial statements. The Company is required to adopt this standard in the quarter ending June 30, 2000, and the Company's management is still evaluating the impact of such adoption.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial market prices and rates. The Company is exposed to market risk in the area of changes in foreign currency exchange rates as measured against the United States dollar. These exposures are directly related to its normal operating activities

         All of the Company's revenues during 1999, 1998 and 1997 are from foreign subsidiaries while a significant portion of its operations were financed through the financial instruments noted above. The Company has attempted to protect its earnings from inflation and possible currency devaluation by setting prices in direct relation to the dollar and by periodically adjusting prices in local currencies. However, there can be no assurance that any significant devaluation against the dollar could be offset, in whole or in part, by a corresponding price increase. In the near term, the Company's foreign currency exchange rate exposure is limited, as the terms of the Exchange Notes and the Convertible Notes do not require payments until the year 2003 and 2000, respectively. Additionally, the Company has been transferring available cash generated by its foreign subsidiaries to the United States frequently to minimize the risk of foreign exchange loses. Accordingly, as of December 31, 1999, the Company has not established any hedge or risk reduction strategies related to its foreign currency exchange rate exposure.

The Company has used mandatorily redeemable preferred stock, private notes and convertible notes to finance its operations. The Company is required to redeem its mandatorily redeemable preferred stock beginning January 31, 2006, as defined by the Exchange Note Agreement. These financial instruments are all at a fixed rates and therefore do not expose the Company to any interest rate market risk. The table presented below provides information about the Company's financial instruments that are sensitive to changes in interest rates (amounts in thousands):


                                                 2000      2001         2002         2003         2004     Thereafter    Total *
                                                -----      -----        -----        -----        -----    ----------    -------
Exchange Notes (principal only)                    --         --           --           --           --        40,000     40,000
Convertible Notes (principal only)                 --         --           --           --           --        10,000     10,000
Total Debt Service (principal & interest)         535      1,069        1,069        3,869        6,669        56,287     69,498
Average Interest Rate %                          17.1%      17.6%        18.1%        18.6%        19.0%         19.3%

* The total carrying amount of the Company's debt as of December 31, 1999 was $33,167.

The total fair market value of the Company's Exchange Notes and Convertible Notes as of December 31, 1999 was $8.7 million and $8.4 million, respectively.


ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          For a discussion of the information required by this item, you should refer to pages F-1 through F-31.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                        CONSOLIDATED FINANCIAL STATEMENTS
                  AND REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                                TABLE OF CONTENTS

                                                                                         Page
                                                                                         ----
CORDILLERA COMMUNICATIONS CORP. (formerly Centennial Communications Corp.) AND
         SUBSIDIARIES:

         Report of Independent Public Accountants......................................   F-1
         Consolidated Balance Sheets as of December 31, 1998 and 1999..................   F-2
         Consolidated Statements of Operations and Comprehensive Loss
              For the Years Ended December 31, 1997, 1998 and 1999 ....................   F-3
         Consolidated Statements of Mandatorily Redeemable, Convertible
              Preferred Stock and Stockholders' Equity (Deficit) for the Years
              Ended December 31, 1997, 1998 and 1999...................................   F-4
         Consolidated Statements of Cash Flows for the Years Ended.....................
              December 31, 1997, 1998 and 1999                                            F-
         Notes to Consolidated Financial Statements....................................   F-

CENTENNIAL CAYMAN CORP. AND SUBSIDIARIES:
         Consolidated Financial Statements.............................................   F-42 - F-60

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Cordillera Communications Corp. (formerly, Centennial Communications Corp.):

We have audited the accompanying consolidated balance sheets of Cordillera Communications Corp. (a Delaware corporation, formerly Centennial Communications Corp.) and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations and comprehensive loss; mandatorily redeemable, convertible preferred stock and stockholders' equity (deficit); and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cordillera Communications Corp. and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.



                                                   /s/ Arthur Andersen LLP
                                                   -----------------------
                                                   ARTHUR ANDERSEN LLP

Denver, Colorado,
    March 29, 2000.

                CORDILLERA COMMUNICATIONS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                        December 31,
                                                                              ------------------------------
                                                                                  1998              1999
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                $  5,245,119      $  4,012,507
     Restricted cash (Note 2)                                                   11,770,859         6,542,816
     Accounts receivable, net of allowances for doubtful
                   accounts of $830,000  and $827,000, respectively                886,494           890,668
     Radios and accessories inventory                                            2,328,755           793,122
     Prepaid licenses and other current assets                                   1,443,316         1,197,281
     Current assets held for sale (Note 3)                                          53,011                --
                                                                              ------------      ------------
                           Total current assets                                 21,727,554        13,436,394
PROPERTY AND EQUIPMENT, net (Note 5)                                             8,937,917         8,955,716
LICENSES, net of accumulated amortization of $802,000
     and $1,456,000, respectively  (Note 4)                                     13,287,358        14,888,617
LONG-TERM ASSETS - HELD FOR SALE (Note 3)                                        1,166,962                --
OTHER NONCURRENT ASSETS, net                                                     2,462,517         1,993,471
                                                                              ------------      ------------
                           Total assets                                       $ 47,582,308      $ 39,274,198
                                                                              ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
     Accounts payable                                                         $  2,144,964      $  1,265,749
     Accrued liabilities                                                         1,450,014         1,094,338
     Deposits on assets held for sale (Note 3)                                     454,108                --
     Payable to seller (Note 4)                                                    400,000                --
     Current liabilities related to assets held for sale (Note 3)                  154,170            32,212
                                                                              ------------      ------------
                           Total current liabilities                             4,603,256         2,392,299

LONG-TERM LIABILITIES                                                                   --           160,000
CAPITAL LEASES PAYABLE  (Note 6)                                                    24,607                --
CONVERTIBLE NOTES  (Note 6)                                                     10,881,063        11,795,049
EXCHANGE NOTES (Note 6)                                                         17,829,506        21,372,449
LONG-TERM LIABILITIES RELATED TO ASSETS HELD FOR SALE (Note 3)                     386,694                --
                                                                              ------------      ------------
                           Total liabilities                                    33,725,126        35,719,797
                                                                              ------------      ------------
COMMITMENTS AND CONTINGENCIES

MANDATORILY REDEEMABLE, CONVERTIBLE
   PREFERRED STOCK (NOTE 10):
   Series A, $.01 par value, 352 authorized, issued and outstanding              8,780,242         8,788,138
   Series B, $.01 par value, 6,399,648 authorized, 5,735,251  issued and
       outstanding                                                              20,541,125        20,675,033
   Series C, $.01 par value, 11,000,000 authorized, 8,789,169
       and 9,834,773 issued and outstanding, respectively                       12,744,286        14,260,411
                                                                              ------------      ------------
                                                                                42,065,653        43,723,582
                                                                              ------------      ------------
STOCKHOLDERS' EQUITY (DEFICIT):
   Common stock, $.01 par value, 40,000,000 authorized,
       3,502,750 issued and outstanding, respectively                               35,028            35,028
   Additional paid-in capital                                                    7,599,298         5,864,542
   Accumulated deficit                                                         (35,981,330)      (45,561,490)
   Accumulated other comprehensive income                                          138,533          (507,261)
                                                                              ------------      ------------
              Total stockholders' equity (deficit)                             (28,208,471)      (40,169,181)
                                                                              ------------      ------------
              Total liabilities and stockholders' deficit                     $ 47,582,308      $ 39,274,198
                                                                              ============      ============


          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                CORDILLERA COMMUNICATIONS CORP. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE LOSS



                                                                             Years Ended December 31,
                                                                 ------------------------------------------------
                                                                     1997              1998              1999
                                                                 ------------      ------------      ------------
REVENUE:
    Radio service revenue                                        $  2,880,414      $  5,215,243      $  5,533,303
    Equipment sales                                                 1,672,388         1,922,659           760,520
    Other                                                             273,553           147,921           171,804
                                                                 ------------      ------------      ------------
                                                                    4,826,355         7,285,823         6,465,627
                                                                 ------------      ------------      ------------
COSTS AND EXPENSES RELATED TO REVENUE
       Network and site expenses                                      612,632            99,130           218,824
       Cost of equipment sold                                       2,437,177         2,790,528           913,038
       Maintenance and other                                          686,785           616,622           409,038
                                                                 ------------      ------------      ------------
                                                                    3,736,594         3,506,280         1,540,900
                                                                 ------------      ------------      ------------
OPERATING COSTS AND EXPENSES:
    Selling, general and administrative                            10,452,459        10,792,222         6,678,018
    Depreciation and amortization                                   2,258,982         2,166,179         2,701,714
    Loss on divestiture of U.S. operations                          2,945,410              --                --
    Loss on impairment of assets                                         --           2,403,700           280,393
                                                                 ------------      ------------      ------------
                                                                   15,656,851        15,362,101         9,660,125
                                                                 ------------      ------------      ------------
OPERATING LOSS                                                    (14,567,090)      (11,582,558)       (4,735,398)
                                                                 ------------      ------------      ------------

OTHER INCOME (EXPENSE):
    Interest expense                                                 (887,324)       (4,832,475)       (5,156,112)
    Interest income                                                   349,662         1,341,811           649,286
    Other                                                            (610,279)         (360,173)         (337,936)
                                                                 ------------      ------------      ------------
                                                                   (1,147,941)       (3,850,837)       (4,844,762)
                                                                 ------------      ------------      ------------
NET LOSS                                                          (15,715,031)      (15,433,395)       (9,580,160)

DIVIDENDS ON AND ACCRETION  OF MANDATORILY REDEEMABLE
    PREFERRED STOCK TO REDEMPTION VALUE                              (141,808)       (1,535,504)       (1,762,731)
                                                                 ------------      ------------      ------------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                        (15,856,839)      (16,968,899)      (11,342,891)

OTHER COMPREHENSIVE INCOME (LOSS):
    Foreign currency translation adjustments                           13,004           131,998          (645,794)
                                                                 ------------      ------------      ------------
COMPREHENSIVE LOSS                                               $(15,843,835)     $(16,836,901)     $(11,988,685)
                                                                 ============      ============      ============
BASIC AND DILUTED NET LOSS PER COMMON SHARE
                                                                 $      (4.53)     $      (4.84)     $      (3.24)
                                                                 ============      ============      ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC
    AND DILUTED                                                     3,502,534         3,502,749         3,502,750
                                                                 ============      ============      ============



          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                CORDILLERA COMMUNICATIONS CORP. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF MANDATORILY REDEEMABLE, CONVERTIBLE
               PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

                                           Mandatorily Redeemable, Convertible Preferred Stock
                                  -----------------------------------------------------------------------------------------------

                                         Series A               Series B               Series C               Common Stock
                                  ----------------------  --------------------   ----------------------  ------------------------
                                    Shares       Amount    Shares      Amount     Shares       Amount      Shares        Amount
                                    ------       ------    ------      ------     ------       ------      ------        ------



BALANCES, December 31, 1996            352    8,764,448  5,670,851  20,064,668          --          --    3,502,500        35,025
Exercise of stock options               --           --         --          --          --          --          150             2
Preferred stock issued as bonus        -             --     40,241     146,890          --          --           --            --
Preferred stock issued for              --           --     24,159      61,749          --          --           --            --
       services, net of expenses
    Preferred stock issued for          --           --         --          --      50,000      72,500           --            --
note receivable          (Note 10)
Accretion of preferred stock to         --        7,898         --     133,910          --          --           --            --
    redemption value
Stock based compensation                --           --         --          --          --          --           --            --
Net loss                                --           --         --          --          --          --           --            --
Cumulative translation adjustment       --           --         --          --          --          --           --            --
                                     -----   ----------  --------- -----------   --------- -----------    ---------      --------
BALANCES, December 31, 1997            352   $8,772,346  5,735,251 $20,407,217      50,000     $72,500    3,502,650        35,027
                                     =====   ==========  ========= ===========   ========= ===========    =========      ========
Exercise of stock options               --           --         --          --          --          --          100             1
Conversion of Convertible Notes         --           --         --          --          --  11,535,746           --            --
    to Series C Preferred Stock                                                  7,955,691
Warrants issued in connection           --           --         --          --          --          --           --            --
    with Exchange Notes
Dividends payable on the Series         --           --         --          --          --          --           --            --
    C Preferred Stock
Payment of dividends on the             --           --         --          --          --   1,136,040           --            --
    Series C Preferred Stock in                                                    783,478
    additional shares
Accretion of preferred stock to         --        7,896         --     133,908          --          --           --            --
    redemption value
Stock based compensation                --           --         --          --          --          --           --            --
Net loss                                --           --         --          --          --          --           --            --
Cumulative translation adjustment       --           --         --          --          --          --           --            --
                                     -----   ----------  --------- -----------   --------- -----------    ---------      --------
BALANCES, December 31, 1998            352   $8,780,242  5,735,251 $20,541,125   8,789,169 $12,744,286    3,502,750      $ 35,028
                                     =====   ==========  ========= ===========   ========= ===========    =========      ========

                                                      Stockholders Equity (Deficit)
                                                  -----------------------------------------------------


                                                                                Accumulated
                                                                                  Other
                                                   Additional                   Comprehen-        Total
                                                    Paid-In      Accumulated    Sive Income   Stockholders'
                                                    Capital        Deficit        (Loss)     Equity (Deficit)
                                                  -----------    -----------    -----------  ----------------
BALANCES, December 31, 1996                         3,456,530     (4,832,904)        (6,469)       (1,347,818)
Exercise of stock options                                 373             --             --               375
Preferred stock issued as bonus                            --             --             --                --
Preferred stock issued for                                 --             --             --                --
       services, net of expenses
    Preferred stock issued for                             --             --             --                --
note receivable          (Note 10)
Accretion of preferred stock to                      (141,808)            --             --          (141,808)
    redemption value
Stock based compensation                               22,000             --             --            22,000
Net loss                                                   --    (15,715,031)            --       (15,715,031)
Cumulative translation adjustment                          --             --         13,004            13,004
Cumulative translation adjustment
                                                  -----------    -----------         ------      ------------
BALANCES, December 31, 1997                       $ 3,337,095    (20,547,935)        $6,535      $(17,169,278)
                                                  ===========    ===========         ======      ============
Exercise of stock options                                 249             --             --               250
Conversion of Convertible Notes                            --             --             --                --
    to Series C Preferred Stock
Warrants issued in connection                       5,760,000             --             --         5,760,000
    with Exchange Notes
Dividends payable on the Series                    (1,393,700)            --             --        (1,393,700)
    C Preferred Stock
Payment of dividends on the                                --             --             --                --
    Series C Preferred Stock in
    additional shares
Accretion of preferred stock to                      (141,804)            --             --          (141,804)
    redemption value
Stock based compensation                               37,458             --             --            37,458
Net loss                                                   --    (15,433,395)            --       (15,433,395)
Cumulative translation adjustment                          --             --        131,998           131,998
                                                  -----------    -----------       --------      ------------
BALANCES, December 31, 1998                       $ 7,599,298    (35,981,330)      $138,533      $(28,208,471)
                                                  ===========    ===========       ========      ============


          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                CORDILLERA COMMUNICATIONS CORP. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF MANDATORILY REDEEMABLE, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)


                                                     Mandatorily Redeemable, Convertible Preferred Stock
                                    -------------------------------------------------------------------------------------------

                                         Series A               Series B               Series C               Common Stock
                                    -------------------    ------------------     -------------------      --------------------
                                    Shares       Amount    Shares      Amount     Shares       Amount      Shares        Amount
                                    ------       ------    ------      ------     ------       ------      ------        ------



BALANCES, December 31, 1998            352    $8,780,242 5,735,251  $20,541,125  8,789,169   $12,744,286  3,502,750     $ 35,028
Payment of dividends on the             --            --        --           --  1,095,604     1,588,625         --           --
    Series C Preferred Stock in
    additional shares
Shares Forfeited for Notes
    Receivable                          --            --        --           --    (50,000)      (72,500)                     --
Dividends payable on the Series         --            --        --           --         --            --         --           --
    C Preferred Stock
Accretion of preferred stock to         --         7,896        --      133,908         --            --         --           --
    redemption value
Stock based compensation                --            --        --           --         --            --         --           --
Net loss                                --            --        --           --         --            --         --           --
Cumulative translation adjustment       --            --        --           --         --            --         --           --
                                   -------    ---------- ---------  -----------  ---------   -----------  ---------     --------
BALANCES, December 31, 1999            352    $8,788,138 5,735,251  $20,675,033  9,834,773   $14,260,411  3,502,750     $ 35,028
                                   =======    ========== =========  ===========  =========   ===========  =========     ========


                                                 Stockholders Equity (Deficit)
                                             -----------------------------------------------------

                                              Additional
                                               Paid-In  Accumulated     Accumulated
                                               Capital    Deficit         Other
                                               -------    -------        Comprehen-      Total
                                                                        Sive Income  Stockholders'
                                                                          (Loss)     Equity (Deficit)
                                                                        -----------  ----------------
BALANCES, December 31, 1998                   $7,599,298 $(35,981,330)    $138,533    $(28,208,471)
Payment of dividends on the                           --           --           --              --
    Series C Preferred Stock in
    additional shares
Shares Forfeited for Notes
    Receivable                                        --           --           --              --
Dividends payable on the Series               (1,620,927)          --           --      (1,620,927)
    C Preferred Stock
Accretion of preferred stock to                 (141,804)          --           --        (141,804)
    redemption value
Stock based compensation                          27,975           --           --          27,975
Net loss                                              --   (9,580,160)          --      (9,580,160)
Cumulative translation adjustment                     --           --     (645,794)       (645,794)
                                              ---------- ------------    ---------    ------------
BALANCES, December 31, 1999                   $5,864,542 $(45,561,490)   $(507,261)   $(40,169,181)
                                              ========== ============    =========    ============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                CORDILLERA COMMUNICATIONS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Years Ended December 31,
                                                                        ------------------------------------------------
                                                                            1997              1998              1999
                                                                        ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                            $(15,715,031)     $(15,433,395)     $ (9,580,160)
    Adjustments to reconcile net loss to net cash
       used in operating activities-
          Depreciation and amortization                                    2,258,982         2,166,179         2,701,714
          Loss on impairment of assets                                            --         2,403,700           280,393
          Loss on divesture of U.S. Operations                             2,945,410                --                --
          Write-off of accounts receivable and inventory related to
              the divestiture of U.S. Operations                             223,862                --                --
          Write-off of Argentine investment                                  615,588                --                --
          Stock based compensation                                            83,761            37,458            27,975
          Allowance for doubtful accounts                                    597,751           348,087           131,865
          Accretion of interest on discount and convertible notes                 --         4,029,311         4,456,929
          Amortization of deferred debt offering costs                            --           266,820           283,560
          Accretion of spectrum license debt                                  72,091                --                --
          Changes in operating assets and liabilities-
              (Increase) decrease in accounts receivable                  (1,761,812)           48,828          (136,039)
              (Increase) decrease in inventory                              (833,714)         (956,993)        1,535,633
              (Increase) decrease in other assets                         (2,370,381)         (201,009)          460,017
              Increase (decrease) in accounts payable and other              331,054         1,147,780          (719,215)
              Increase (decrease) in accrued liabilities                     438,956           480,198          (387,978)
                                                                        ------------      ------------      ------------
              Net cash used in operating activities                      (13,113,483)       (5,663,036)         (945,306)
                                                                        ------------      ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment, net                               (6,877,907)       (5,406,995)       (2,113,260)
    Acquisition of businesses and other assets, net of cash acquired      (4,482,325)       (7,386,203)       (2,755,905)
    Payment of contingent payable to seller                                       --        (2,390,000)         (400,000)
    Cash deposits received related to sale of U.S. operations              4,609,077                --                --
    (Increase) decrease in restricted cash                                 2,540,726       (10,421,323)        5,228,043
    Change in net assets held for sale                                            --          (403,417)          525,213
                                                                        ------------      ------------      ------------
              Net cash (used in) provided by investing activities         (4,210,429)      (26,007,938)          484,091
                                                                        ------------      ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from offering of Exchange Notes and warrants                         --        20,441,258                --
    Proceeds from offering of Convertible Notes                                   --        10,000,000                --
    Proceeds from issuance of common stock                                       375               250                --
    Proceeds from issuance of Senior Notes                                11,144,703                --                --
    Payment of deferred debt offering costs                                 (713,356)       (1,369,964)         (100,996)
    Payments on capital leases                                              (211,256)          (17,590)          (24,607)
                                                                        ------------      ------------      ------------
              Net cash provided by (used in)  financing activities        10,220,466        29,053,954          (125,603)
                                                                        ------------      ------------      ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                       13,004           131,998          (645,794)
                                                                        ------------      ------------      ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (7,090,442)       (2,485,022)       (1,232,612)
CASH AND CASH EQUIVALENTS, beginning of year                              14,820,583         7,730,141         5,245,119
                                                                        ------------      ------------      ------------
CASH AND CASH EQUIVALENTS, end of year                                  $  7,730,141      $  5,245,119      $  4,012,507
                                                                        ============      ============      ============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                CORDILLERA COMMUNICATIONS CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                     Years Ended December 31,
                                                                          -------------------------------------------
                                                                              1997            1998            1999
                                                                          -----------     -----------     -----------
SUPPLEMENTAL DISCLOSURES OF CASH
    FLOW INFORMATION:
       Cash paid for-
          Interest                                                        $   561,725     $   372,169          68,877
       Supplemental schedule of noncash
          investing and financing activities-
              Stock issued for services and notes receivable                  219,390              --              --
              Accretion of preferred stock to redemption value                141,808         141,804         141,804
              Dividends payable on preferred stock                                 --       1,393,700       1,620,927
              Series C Preferred Stock issued in payment of dividends              --       1,136,040       1,588,625
              Conversion of Senior Notes and related accrued                       --      11,535,746              --
                 interest to Series C Preferred Stock
              Contingent payment on acquisition of Chilean channels                --         400,000              --
              Shares forfeited for note receivable                                 --              --          72,500
              Equipment acquired through capital lease                        716,464              --              --
              Reversal of impairment on U.S. Operations                            --              --         268,000



           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                CORDILLERA COMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1998 AND 1999
            AND FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999


NOTE 1. ORGANIZATION AND OWNERSHIP

Cordillera Communications Corp. and subsidiaries (formerly, Centennial Communications Corp., collectively, the "Company") is a Delaware corporation engaged in the acquisition, development and operation of specialized mobile radio ("SMR") and other low-cost, wireless communications networks, the sale of communications services using those networks, and the sale and servicing of related accessories and equipment in certain countries of Latin America. Prior to August, 1997, the Company also had operations in the United States. The Company has acquired SMR licenses through direct applications to governments and through acquisitions of interests in other entities (all of which are wholly owned) that have been granted or have applied for SMR licenses.

The Company commenced significant operations during 1996. The Company's business model is subject to significant modification to address rapid change in telecommunications technology and newly emerging market places which the Company believes offer significant opportunity. Reflecting such circumstances, in August 1997, the Company reached the conclusion that its wireless communications investment opportunities in Latin America and other emerging markets were more attractive than its opportunities in the United States. As a result, the Company decided to sell its United States SMR operations and related assets (the "U.S. Operations") and focus its ongoing efforts solely in Latin America (See Note 3).

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Risks and Other Important Factors

For each of the three years in the period ended December 31, 1999, the Company's operations have generated net losses and negative operating cash flows. As of December 31, 1999, the Company had an accumulated deficit of $45.6 million. The Company has historically financed its operations with various debt and equity placements (as discussed in Notes 6 and 10), as well as cash flows from operations.

The ability of the Company to make scheduled payments with respect to its indebtedness will depend upon, among other things: (1) its ability (i) to successfully implement its business plan, (ii) to expand its operations and
(iii) to successfully develop its subscriber base in its target markets; (2) by the ability of the Company's subsidiaries to remit cash to the Company in a timely manner; and (3) the future operating performance of the Company and its subsidiaries. Each of these factors is, to a large extent, subject to economic, financial, competitive, regulatory, political and other factors, many of which are beyond the Company's control. The Company expects that it will continue to incur cash losses for the foreseeable future. No guarantee can be given that the Company will be successful in developing and maintaining a level of cash flow from operations sufficient to permit it to pay the principal of, and interest on, its indebtedness, including the Notes and the Convertible Notes. If the Company is unable to generate sufficient cash flow from operations to service its indebtedness, it may modify its growth plans, restructure or refinance its indebtedness or seek additional capital. There can be no assurance that (i) any of these strategies could be effected on satisfactory terms, if at all, in light of the Company's high leverage or (ii) any such strategy would yield sufficient proceeds to service the Company's indebtedness, including the Notes and the Convertible Notes. Any failure by the Company to satisfy its obligations with respect to the Notes and the Convertible Notes at maturity or prior thereto would constitute a default under the Indenture governing the Notes and the agreement governing the Convertible Notes. The Company believes that its cash and cash equivalents at December 31, 1999 will be sufficient to fund its operations through at least December 31, 2000.

The Company is subject to various risks in connection with the operations of its business. These risks include, but are not limited to, U.S. and foreign regulations, dependence on operating agreements with foreign suppliers, significant foreign-based customers and suppliers, and international economic and political instability. Many of the Company's competitors are significantly larger and have substantially greater financial, technical and marketing resources than the Company.

       Basis of Presentation

The consolidated financial statements include the accounts of Cordillera Communications Corp. and its subsidiaries, all of which are wholly owned. All subsidiaries are consolidated and all significant intercompany accounts and transactions have been eliminated in consolidation.

       Foreign Currency Translation

For subsidiaries not operating in highly inflationary economies and whose functional currency is the local currency, all assets and liabilities are translated at the current exchange rates at the balance sheet date, and revenues and expenses are translated at the weighted average rate for the period. The resulting translation adjustments are included in stockholders' equity as a component of other comprehensive income.. The Company's Peruvian and Ecuadorian subsidiaries functional currency is the United States dollar because the revenue stream is earned in the United States dollar. As of December 31, 1999, Ecuador is the only hyper-inflationary economy in which the Company has operations. In the quarter ending December 31, 1999, the Company made a decision to sell its Ecuador operations. This transaction was consumated in January 2000 (see Note
15).

       Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include short-term, highly liquid investments with original maturities of three months or less which are readily convertible into cash and are not subject to significant risk from fluctuations in interest rates.

       Restricted Cash

Restricted cash includes approximately $11.8 million and $6.5 million on deposit with financial institutions at December 31, 1998 and 1999, respectively. As of December 31, 1999, approximately $6.1 million of restricted cash is related to money which has been escrowed under one of the Company's financing arrangements and is to only be used in Latin America. This escrow is invested in highest obtainable Moody's rated commercial paper. Amounts can be released upon board approval. The remainder of the balance is for a performance bond for the build out of certain channels in Peru. As of March 29, 2000, substantially all of the restricted cash (excluding the Peru performance bond portion) had been released for the Company's use pursuant to Board approval and the related financing agreement.

       Credit Risk and Concentration of Operations

The Company typically does not require collateral from its customers. Accounts receivable are comprised of small balances due from numerous customers located primarily in Peru, Ecuador, Chile and El Salvador. Accordingly, while the Company believes that it has minimized its exposure to any single customer, the Company is exposed to credit risk resulting from adverse general economic conditions, which may affect these countries and Latin America. The Company has not entered into any foreign currency contracts, hedges or options. The Company sweeps all excess cash from its Latin American operations on to its U.S. bank accounts a monthly basis. The Company deposits its cash, cash equivalents and restricted cash with financial institutions that the Company believes to be of high credit quality.

       Radios and Accessories Inventory

Radios and accessories inventory represents radio accessories that are held for sale to the Company's subscribers. Radios and accessories inventory are stated at the lower of their cost or market. Cost is determined using the first-in, first-out method.

       Deferred Debt Offering Costs

Deferred debt offering costs, included in other noncurrent assets, net, consist of direct offering costs incurred in connection with various debt offerings. Such amounts are amortized to interest expense using the effective interest method over the life of the related debt. Deferred debt offering costs, net were approximately $1.9 million and $1.7 million as of December 31, 1998 and 1999, respectively.

       Revenue Recognition

Radio service fees, as well as charges for maintenance and loss and damage insurance coverage, are recognized in the period service is provided. Equipment sales are recognized when the equipment is delivered and title passes to the subscriber.

       Property and Equipment

Property and equipment are comprised of network equipment, infrastructure, computer equipment and software, and other property. Property and equipment are recorded at cost. Maintenance and repair expenditures are charged to expense as incurred and expenditures for improvements which increase the expected useful lives of the assets are capitalized. Depreciation expense is computed using the straight-line method over the useful lives of the respective assets (See Note
5).

Direct costs associated with the construction of SMR networks are capitalized and amortized over the system's expected useful life upon placing the system in service. Such costs include amounts incurred in securing tower sites, site preparation, procurement and installation of infrastructure, and equipment costs.

Also included in property and equipment are radios owned by the Company which are leased to the Company's subscribers under operating lease agreements. The Company retains title to these radios as part of the subscriber agreement and generally depreciates the radios over 5 years. Upon termination of service, the subscribers are required to return the radios to the Company. Certain subscribers desire to own their radios; therefore, the cost or depreciated net book value of radios sold to such subscribers is recorded as a charge to cost of equipment sold at the time of sale.

       SMR Licenses

Direct and certain indirect costs of obtaining SMR licenses, such as application, legal and consulting fees, as well as the fair market value of licenses obtained in certain acquisitions, are capitalized and amortized using the straight-line method over the period of the related license (generally 10 to 40 years) upon commencement of service (See Note 4). SMR licenses in the countries in which the Company operates are issued conditionally for various periods of time. The SMR licenses are generally renewable providing the licensee has complied with applicable rules and policies. In most instances, the Company believes it has complied and intends to comply with these standards and is amortizing the related costs using the straight line method over their estimated useful life, generally 40 years, which includes the renewal period. In some cases, the Company currently is not in compliance with applicable requirements and, where appropriate, has filed requests for extensions with the appropriate government agency. The Company expects that such extension requests will be granted and the risk of having these or any other licenses revoked is remote.

The Company amortizes the SMR licenses over the expected life of the license, which may include extension periods if extensions are considered probable. Amortization expense was $456,699, $366,796 and $654,253 for the years ended December 31, 1997, 1998 and 1999, respectively.

       Income Taxes

Due to the Company's net losses in 1997, 1998 and 1999, there was no provision for income taxes. The current provision for income taxes represents actual or estimated amounts payable on tax return filings each year. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying balance sheets, and for operating loss and tax credit carryforwards. The change in deferred tax assets and liabilities for the period measures the deferred tax provision or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to the tax provision or benefit in the period of enactment. The Company's deferred tax assets have been reduced by a valuation allowance to the extent it is more likely than not, that some or all of the deferred tax assets will not be realized (See Note 8). Accordingly, there was no deferred tax provision for 1997, 1998 and 1999.

       Net Loss Per Common Share

Net loss per share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share reflects the potential dilution assuming the issuance of common shares for all dilutive potential common shares outstanding during the period. As a result of the Company's net losses, all potentially dilutive securities (21,834,380, 30,159,849 and 31,994,171 of common stock equivalents for the years ended December 31, 1997, 1998 and 1999 respectively) would be anti-dilutive. Potentially dilutive securities include the Convertible Notes (See Note 6), Mandatorily Redeemable Convertible Preferred Stock (See Note 10), and options and warrants for the Company's common stock.

       Mandatorily Redeemable Preferred Stock

The Company's mandatorily redeemable preferred stock is recorded at its issuance price less offering costs. The carrying value of the Preferred Stock is being increased to the redemption value at January 31, 2006, the date of the earliest mandatory redemption, by a charge to stockholders' deficit ratably over the period from issue date to the earliest redemption date. The redemption date provision was defined by the Exchange Notes agreement, which precludes any redemption until the related debt is repaid.

       Debt Discounts

Debt discounts recorded in connection with the Exchange Notes are amortized to interest expense over the life of the related notes using the effective interest method.

       Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

The Company is subject to the laws and regulations governing telecommunication services in effect in each of the countries in which it operates. These laws and regulations can have a significant influence on the Company's results of operations and are subject to change by the responsible governmental agencies. The financial statements as presented reflect certain assumptions based on laws and regulations currently in effect in each of the various countries. The Company cannot predict what future laws and regulations might be passed that could have a material effect on the Company's results of operations. The Company assesses the impact of significant changes in laws and regulations on a regular basis and updates the assumptions used to prepare its financial statements accordingly.

       Long-lived Assets

Long-lived assets and certain identifiable intangibles, including SMR licenses, to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company continuously evaluates the recoverability of its long-lived assets based on estimated future cash flows from and the estimated liquidation value of such long-lived assets, and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived asset. If an impairment is indicated, the amount of the charge is calculated as the amount by which the carrying amount of the asset exceeds the fair value of the asset. During 1998, the Company determined that its spectrum licenses and other long-lived assets related to its El Salvador subsidiary was impaired based upon third party offers, and recorded a write down of $2.4 million to their estimated fair value. During 1999, the Company determined that its spectrum licenses and other long-lived assets related to its Ecuadorian subsidiary were impaired based upon third party offers, and recorded a write down of approximately $280,000 to their estimated fair value. At December 31, 1999, the Company determined that there were no other impairments of its long-lived assets.

         Advertising Costs

Advertising costs are expensed as incurred within the fiscal year.

         Comprehensive Income

Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. From its inception through December 31, 1999, the change in the cumulative translation adjustment is the sole material item of other comprehensive income or loss.

         Stock-Based Compensation

The Company accounts for its stock incentive plan in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, the Company uses intrinsic value method under which no expense is recognized for grants with an exercise price equal to or greater than the fair value of the underlying security on the measurement date. Effective January 1, 1996, the Company adopted the disclosure-only provisions of Statement of Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (See
Note 11).

The Company accounts for equity instruments issued to non-employees under the provisions of Statement 123 and its related interpretations.

       Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments other than long-term debt and mandatorily redeemable, convertible Preferred Stock, approximate their fair value, due to their short-term nature (see Note 7).

       Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". Among other provisions, it requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains and losses resulting from changes in the fair values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The effective date of this standard was delayed (via the issuance of SFAS No. 137 in June 1999). The effective date for SFAS No. 133 is now for all fiscal quarters of all fiscal years beginning after June 15, 2000, though earlier adoption is encouraged and retroactive application is prohibited. This means that the standard must be adopted by the Company no later than January 1, 2001. To date, the Company has not entered into any derivative financial instruments or hedging activities.

In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which provides guidance on accounting for the cost of such software. SOP No. 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The adoption of SOP No. 98-1 had no material impact on the Company's financial statements.

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires that all non-governmental entities expense the costs of start-up activities, including organization costs, as those costs are incurred, and is effective for fiscal years beginning after December 15, 1998. The Company adopted the provisions of SOP 98-5 for the year ended December 31, 1999. The adoption did not have a material impact on the Company's consolidated results of operations or financial position.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition ("SAB 101"). SAB 101 provides guidance on the recognition, presentation, and disclosures related to revenue in the financial statements. The Company is required to adopt this standard in the quarter ending June 30, 2000, and the Company's management is still evaluating the impact of such adoption.

NOTE 3. SALE OF THE U.S. OPERATIONS

         In August 1997, the Company made a strategic decision to sell the U.S. Operations and began to seek purchasers for these operations, consisting of licenses and related assets and liabilities in 20 metropolitan trading areas ("MTAs"). In November and December 1997, the Company entered into management agreements with several purchasers ("the Buyers") whereby the Company transferred substantially all of the risks and rewards of ownership to the Buyers, including the ability to operate the MTA's purchased and perform all the necessary functions of operating the wireless networks, billing the customers, collecting cash receipts and servicing its customer base. The rights and obligations related to these operations were transferred to the Buyers via management agreements which provide for the following: (1) the Buyers provide complete system management services, including all marketing materials, managerial and administrative functions, (2) the Buyers are responsible for and are required to pay all expenses incurred in the operation of the MTA from and after the date of the management agreement (including the payments due under the site licenses as well as the Federal Communications Commission (the "FCC") debt agreement payments) and collect all revenue generated by the MTA from and after the date of the management agreement, (3) the term of the management agreement is the duration of the period from signing the management agreement to the obtaining the final FCC approval of the transfer, or the term can be extended if the Company and the Buyer mutually agree, (4) the Company retains legal title to the licenses and related assets until final FCC approval is obtained, at which time, legal title to the licenses and related assets transfers to the Buyer and
(5) the Company can only terminate the agreement in the event that the Buyers take an action, or fail to take an action, which could reasonably be expected to result in the revocation, cancellation or termination of the licenses in the MTA. As a result of the management agreements, the Company no longer had rights in the revenues of the MTA's nor obligations with respect to the expenses of the MTA's. Accordingly, beginning from the effective dates of the management agreements, no revenues nor expenses related to the MTA's have been recorded in the financial statements of the Company. These transactions were not recognized as a sale until all of the risks, rewards of ownership and full control of such licenses and the related assets and liabilities were transferred to the purchasers. The final approval of the transfer of the licenses from the FCC was received during 1999, in connection with the completion of the sale of the two remaining MTA's.

At December 31, 1998 and 1999 and for each of the three years ended December 31, 1999, financial information related to the U.S. Operations included in the financial statements was as follows:

                                           December 31,     December 31,    December 31,
                                               1997             1998            1999
                                           -----------      -----------     -----------
Revenue                                    $ 1,111,651      $        --     $        --
Costs and expenses related to revenue        1,452,356               --              --
                                           -----------      -----------     -----------
     Gross loss                               (340,705)              --              --
Selling, general and administrative          3,082,579               --              --
Depreciation and amortization                1,143,346               --              --
                                           -----------      -----------     -----------
                                            (4,566,630)              --              --
Loss on Divestiture of U.S. Operations      (2,945,410)              --              --
                                           -----------      -----------     -----------
      Operating Loss                       $(7,512,040)     $        --     $        --
                                           ===========      ===========     ===========


Current assets                                              $    53,011     $        --
Property and equipment                                          935,477              --
SMR licenses                                                    231,485              --
                                                            -----------     -----------
     Total Operating Assets                                   1,219,973              --

Current liabilities                                             154,170          32,212
Capital leases                                                  173,035              --
Spectrum license debt                                           213,659              --
                                                            -----------     -----------
     Total Liabilities                                          540,864          32,212
                                                            -----------     -----------
     Net assets of the U.S. Operations                      $   679,109     $   (32,212)
                                                            ===========     ===========

Effective August 1997, the property, equipment and SMR licenses related to the U.S. Operations were considered assets to be disposed of, as that term has been defined by Statement of Financial Accounting Standards No. 121, because management, having the authority to do so, has committed to the sale of these assets based upon executed sales contracts. Accordingly, the Company's management estimated the fair value less selling costs of such assets, based upon executed sales contracts and determined that a write-down was necessary as of August 1997. The amount of the write-down recorded by management was approximately $1.9 million.

Additionally, the Company recorded a charge of approximately $1.3 million for certain costs to exit its U.S. Operations, and has included such charges in the caption "Loss on Divestiture of U.S. Operations" in the accompanying statement of operations for the year ended December 31, 1997. These amounts were accrued at the date the Company committed to the disposal plan and relate to severance associated with work force reductions, lease termination costs, costs to terminate certain contractual obligations, legal and other professional fees and taxes and other. The amount of the liabilities established are as follows:

                                            Costs Incurred  Costs Incurred   Costs Incurred
                                 Accrued    during the Year during the Year  during the Year   Accrued
                                  Costs          Ended         Ended             Ended          Costs
                               December 31,   December 31,   December 31,      December 31,   December 31,
                                  1997            1997          1998              1999           1999
                               ----------     ----------     ----------        ----------     ----------
Accrued office lease costs     $   84,000     $   28,000     $   56,000        $       --     $       --
Accrued warehouse lease            98,000         39,200         58,800                --             --
costs
Severance                         354,323        214,526        139,797                --             --
Termination of contractual
obligations                       375,250        375,250           --                  --             --
Legal and other
professional fees                 120,569             --         74,908            34,139         11,522
Taxes                             135,380             --         48,685            66,005         20,690
Penalty for prepayment on
capital lease obligations          16,532          3,006         13,526                --             --
Other selling costs (1)            77,261         19,047         41,774            16,440             --
                               ----------     ----------     ----------        ----------     ----------
Total                          $1,261,315     $  679,029     $  433,490        $  116,584     $   32,212
                               ==========     ==========     ==========        ==========     ==========

-------------
(1) Other selling costs include equipment lease costs, contract breakage fees and moving and shipping costs.

Major actions taken by the Company as part of the exit plan (the "Plan") include the following: (1) ceasing all sales and marketing efforts in the United States;
(2) reducing the United States-related workforce to a small, administrative-oriented group; (3) ceasing all capital expenditures in the United States; (4) minimizing fixed and variable expenses; (5) liquidating office assets to third party buyers; (6) terminating office leases and warehouse lease; and (7) liquidating excess radio inventories to the Buyers or other third parties.

The Plan resulted in the termination of 15 employees. These employees are primarily those who were directly responsible for managing the U.S. Operations.

The Company periodically reviewed the adequacy of the fair market value writedown discussed above. When the sale of the last MTA was completed on October 7, 1999, the Company made a final determination of the adequacy of the writedown (originally recorded as $1.9 million as discussed above), and determined that from the approximate $300,000 of the remaining liability, approximately $268,000 was no longer required, and was reflected as a reduction of selling, general and administrative expenses during the quarter ended September 30, 1999. The Company expects that the remaining accrual of approximately $32,000 will be utilized during fiscal year 2000.

NOTE 4. ACQUISITIONS

The Company has completed several acquisitions of non-operating entities whose primary assets were SMR licenses as well as the acquisition of operating entities and spectrum. Included in the accompanying consolidated financial statements, from the date of their acquisition, are the results of operations for these entities as follows:


NAME                                                DATE OF ACQUISITION
C-Comunica S.R.L. (Peru)                            January 22, 1997
Transnet del Peru, S.A. (Peru)                      July 31, 1997
Telecomunicaciones y Servicios  (Chile)             January 2, 1998
Comovec S.A. (Ecuador)                              May 13, 1998,         (1)
Peru Tel S.A. (Peru)                                May 22, 1998
El Salvador                                         September 11, 1998,    (2)
Trunking S.A.                                       July 29, 1999

(1)      The Company sold this entity as of January 27, 2000.
(2) In February 2000, the Company sold all of its El Salvador assets, except for its 800 Mhz licenses.

Except as indicated in the following, all of the acquisitions were for 100% of the voting shares of the acquired company. The acquisitions were accounted for as a purchase and accordingly the results of their operations were included in the consolidated results of operations from the date of acquisition. The purchase price was financed by the Company with available cash.

In January 1997, the Company acquired all of the common stock of C-Comunica S.A. ("C-Comunica"), a Peruvian SMR operating company. The total consideration given and liabilities assumed was approximately $2.9 million, of which approximately $800,000 represented the fair value of the net tangible assets as of the date of acquisition and the excess purchase price over the fair value of the net tangible assets acquired was approximately $2.1 million, which was allocated to SMR licenses. SMR licenses are amortized over 40 years.

In July 1997, the Company acquired all of the common stock of Transnet del Peru S.A. ("Transnet"), a Peruvian SMR operating company. The total consideration given and liabilities assumed for Transnet was approximately $1.5 million, of which approximately $300,000 represented the fair value of the net tangible assets as of the date of acquisition and the excess purchase price over the fair value of the net tangible assets acquired was approximately $1.2 million, which was allocated to SMR licenses. SMR licenses are amortized over 40 years.

Also in July 1997, the Company pledged $1.3 million to secure its obligations in connection with the Company's bid for additional spectrum with Chile Concurso. On October 29, 1997, the Company received written notice from the Chilean Ministry of Transportation and Telecommunications (the "Ministry") that its proposal had been accepted and awarded. During 1997 and 1998 appeals were filed by other participants in the Concurso; the Ministry has denied such appeals. The Company received final award in November 1999. These licenses are being amortized over 30 years.

In September 1997, the Company acquired all of the common stock of Fastcom S.A. ("Fastcom") and Radioservicios Moviles, S.A. ("Radioservicios"), Argentine non-operating development stage companies which owned an Argentine paging concession. The total consideration given and liabilities assumed for Fastcom was approximately $526,000. The Company paid $110,000 cash at closing and signed a note to the seller for the remainder of the purchase price due December 2, 1997. The Company pledged the shares of Fastcom and Radioservicios to the previous owners and related parties (the "Lienholders") to secure certain payment obligations of the Company. The Company did not satisfy these payment obligations on December 2, 1997, and as such, the Lienholders foreclosed on the shares of Fastcom and Radioservicios. This resulted in the Company taking an approximately $600,000 (included in general and administrative expenses) charge in December 1997, which consists of the $110,000 initial purchase price and approximately $490,000 in capitalized costs made in connection with the Radioservicios transaction during 1997 consisting of legal fees, due diligence costs, closing costs, professional fees and other costs directly related to the acquisition.

On January 2, 1998, the Company purchased 100% of the outstanding capital stock of Telecomunicaciones y Servicios S.A. ("TyS"), a Chilean operating company. TyS holds 10 800 MHz channels in the metropolitan region of Santiago, Chile. The total consideration given and liabilities assumed for the Chilean company was approximately $3,200,000, of which $800,000 was paid at closing, approximately $2,040,000 was paid June 29, 1998 and $350,000 on July 8, 1998 upon the transfer of 290 additional channels (40 of which are in the metropolitan region of Santiago) to the operating company. Approximately $80,000 represented the fair value of the net tangible assets as of the date of acquisition and the excess purchase price of approximately $3,120,000, which was allocated to SMR licenses. SMR licenses are amortized over 40 years.

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

On October 15, 1998, the Company signed a purchase agreement for the acquisition of certain Chilean assets, including a license for 20 800 MHz channels in Santiago, certain infrastructure and subscribers. On July 26, 1999, the Company completed this acquisition for approximately $2,100,000. Approximately $220,000 represented the fair value of the net tangible assets. The excess purchase price over the fair value of the net tangible assets acquired was approximately $1,880,000, which was allocated to SMR licenses. These licenses will be amortized over 23 years, the remaining term of the license.

On October 22, 1998, the Company signed an agreement to purchase 100% of the shares of Trunking S.A. a Chilean non-operating development stage company holding 800 MHz channels (i) 20 in Santiago and (ii) 176 in various other Chilean cities. This acquisition closed on July 26, 1999. Total consideration paid by the Company was $700,000, which was allocated entirely to SMR licenses. These licenses will be amortized over 26 years, the remaining term of the license.

In August 1998, the Company completed the acquisition of a concession for 10 nationwide channels of 800 MHz spectrum in El Salvador for approximately $300,000. The acquisition of assets included certain infrastructure and approximately 140 subscribers. Also, in September 1998, the Company acquired a concession for 30 nationwide channels of 800 MHz spectrum in El Salvador for approximately $949,000. The acquisition of assets also included certain infrastructure and approximately 600 subscribers. In addition to acquisitions, the Company was awarded licenses for 800 MHz channels in El Salvador as follows:
(i) 40 nationwide, the Company paid $620,000 for the channels, which have a 20 year term; (ii) 65 nationwide, the Company paid approximately $2.0 million for the channels, which have a 20 year term; (iii) 25 nationwide, the Company paid approximately $10,000. Of the total amount paid for the license acquisitions and awards, approximately $200,000 represents the fair value of the net tangible assets as of the date of acquisition and the excess purchase price of approximately $3.7 million was allocated to SMR licenses. In October 1998, the Company made a strategic decision to sell its investment in El Salvador. The Company signed a letter of intent on November 11, 1998 for the sale of these assets. Due to this letter of intent, the Company wrote down its investment in El Salvador to the fair market value of $1.5 million and recognized a loss of approximately $2.4 million. This letter of intent expired and the Company decided to continue its operations in El Salvador during 1999.

Toward the end of 1999, the Company decided to focus on its Chile and Peru operations. The Company entered into a letter of intent to sell its Ecuador operations for approximately $2.0 million and, accordingly, wrote down its investment in Ecuador to the fair market value of $2.0 million and recognized a loss of approximately $280,000. The sale was consummated in January 2000 (see
Note 15).

NOTE 5.   PROPERTY AND EQUIPMENT

The composition of property and equipment is as follows:

                                    December 31,      December 31,
                                        1998              1999
                                    ------------      ------------
Network infrastructure              $  6,975,994      $  7,573,469
Radios                                 3,321,641         3,901,015
Computer equipment and software          723,746           850,633
Furniture and fixtures                   397,775           554,639
Leasehold improvements                   303,754           186,922
                                    ------------      ------------
                                      11,722,910        13,066,678
Accumulated depreciation              (2,784,993)       (4,110,962)
                                    ------------      ------------
Property and equipment, net         $  8,937,917      $  8,955,716
                                    ============      ============

The Company depreciates network infrastructure over 10 years, radios over 5 years, computer equipment and software over 3 years, furniture and fixtures over 5 years, and leasehold improvements over the life of the lease. The Company had no assets under capital lease at December 31, 1999.

Depreciation expense was $1,802,283, $1,799,383, and $2,047,461 for the years ended December 31, 1997, 1998 and 1999, respectively.


NOTE 6. LONG-TERM DEBT AND CAPITAL LEASES PAYABLE

In April 1996, the Company acquired 430 channels in MTA's in the United States through the Federal Communications Commission's ("FCC") 900 MHz spectrum auction for a purchase price of approximately $5.1 million. In connection with such auction, the Company qualified for "small business" status under the FCC's regulations which allowed the Company to (i) make a 10% down payment; (ii) receive a 15% bidding credit against its spectrum purchase price; and (iii) receive United States government financing at 7% per annum on the balance of the purchase price to be paid by the Company over a 10-year period. The note provides for interest payments only in the first five years and quarterly principal and interest payments thereafter. In accordance with Accounting Principles Board Opinion No. 21, "Interest on Receivables and Payables", the Company determined that the market rate for such debt is 12%. The contractual principal amount on this debt totaled approximately $214,000 as of December 31, 1998. As of December 31, 1999, all of the debt related to the FCC was either cancelled or assigned to third parties as required per the management agreements related to the sale of the U.S. Operations.

The Company entered into an agreement with E.F. Johnson regarding the purchase of infrastructure equipment and subscriber units. E.F. Johnson has made available to the Company a $1.5 million credit line associated with the purchase of infrastructure equipment for build-out in Chile. The amounts financed were payable quarterly over a one year period and no interest was charged. The Company determined the market rate for this debt to be 14%. The Company was required to make a down payment in the amount of 25% of the cost of the purchased equipment pursuant to the agreement. The amount outstanding on this financing at December 31, 1998 was approximately $873,000 which was included in current liabilities. The Company made the final payment pursuant to this agreement in September 1999.

       Senior Notes Financing

On October 3, 1997, the Company finalized an approximate $11.1 million financing of Senior Secured Convertible Notes, due 2002 (the "Senior Secured Notes"), which were convertible into shares of the Company's common stock at an initial conversion price of $1.45 per share. The Senior Secured Notes were secured by 66% of the Company's shares of its holding companies for its Latin American operations, with interest at 12% (payable semi-annually beginning on April 30, 1998). Due to the Exchange Notes offering completed on January 15, 1998, the principal amount of the Senior Secured Notes and related accrued interest were automatically converted into 7,955,691 shares of the Company's Series C Preferred Stock at a conversion price of $1.45 per share (see Note 10).

On January 15, 1998, the Company finalized a $40 million financing of Senior Discount Notes (the "Exchange Notes") due 2005. The financing consisted of 40,000 units, each unit consisting of $1,000 in principal at maturity and one warrant to purchase 64 shares of common stock of the Company at an exercise price of $.01 per share. The Exchange Notes mature January 1, 2005. The Exchange Notes were issued at a substantial discount from their principal at maturity amount and interest does not accrue on the Exchange Notes prior to January 1, 2003. Thereafter, interest accrues at 14% per annum, payable semi-annually in arrears on January 1 and July 1 of each year commencing July 1, 2003. For accounting purposes, the Exchange Notes accrete at a rate of approximately 20% per annum compounding semi-annually. Net proceeds to the Company were $19.1 million, after deducting $19.5 million of debt discount (including the amount ascribed to the value of the warrants)and $1.4 million in offering expenses. The warrants issued in connection with the notes were valued at $5.8 million and were recorded directly to additional paid-in capital. The Exchange Notes are secured by 66% of the Company's shares of its Cayman Island holding companies for its Latin American operations. The Exchange Notes are also secured by 100% of the Company's stock in SMR Direct USA, Inc., a wholly-owned subsidiary of the Company. This entity has no operations and its financial position consists only of a nominal capitalization. Pursuant to a registration rights agreement (the "Exchange Notes Registration Rights Agreement") among the Company and the purchasers of the Exchange Notes, the Company agreed: (i) to file with the Commission on or prior to the earlier to occur of (a) an offering of securities of the Company pursuant to which the Company is thereafter subject to the reporting requirements of the Exchange Act and (b) 300 days after the closing of the Exchange Notes offering, a registration statement with respect to an offer to exchange (the "Exchange Offer") the Exchange Notes for a new issue of senior discount notes of the Company with terms substantially identical to those of the previously issued notes and (ii) to use its best efforts to cause such registration statement to become effective within 60 days following the date of such filing. The Company completed the registration process for the Exchange Offer on August 12, 1999 and incurred approximately $160,000 in liquidated damages through August 12, 1999. The liquidated damages are due and payable with the first interest payment on July 1, 2003.

In addition, on January 15, 1998 the Company issued $10.0 million in aggregate principal amount of convertible notes (the "Convertible Notes"). Cash interest does not accrue on the Convertible Notes prior to January 1, 2000. Thereafter, interest on the Convertible Notes will be payable in cash at a rate of 9% per annum on January 1 and July 1 of each year, commencing on July 1, 2000. The Convertible Notes are convertible into shares of common stock at a conversion price of $2.25 per share, subject to adjustments in certain circumstances.

Notes and capital leases payable consist of the following at December 31, 1998 and 1999:

                                                                                     December 31,       December 31,
                                                                                         1998               1999
                                                                                     ------------       ------------
Capital lease, payable in monthly principal and interest payments of $6,395, for
     60 months beginning on various dates from July 1, 1996 through October 31,
     1996, effective interest rate of 12%, secured by infrastructure equipment (*)   $    173,035         $       --

Capital lease, payable in monthly principal and interest payments of $1,736 for
     48 months beginning July 28, 1996, effective interest rate of 10.1%,
     secured by a phone system                                                             24,607                 --

Notes payable for purchase of SMR license, quarterly payments of $4,823 are interest-only (at the stated rate) through March 2001, after which quarterly payments of $16,454 include principal and interest for the next
     five years, imputed interest rate of 12%, secured by related SMR licenses (*)        213,659                 --

14% Exchange Notes due 2005 (the "Exchange Notes"), net of unamortized discount of $22,170,494 and $18,627,551, interest payable semi-annually in arrears
     commencing July 1, 2003                                                           17,829,506         21,372,449

9% Convertible Notes due 2005 (the "Convertible Notes"), interest payable
     annually commencing July 1, 2000                                                  10,881,063         11,795,049
                                                                                     ------------       ------------
                                                                                       29,121,870         33,167,498
Less amount classified as liabilities related to Assets Held for Sale (*)                (386,694)              --
                                                                                     ------------       ------------
                                                                                     $ 28,735,176       $ 33,167,498
                                                                                     ============       ============


Contractual maturities of debt outstanding at December 31, 1999, are as follows:

                                     Debt
                                ------------
2000                            $    534,707
2001                               1,069,415
2002                               1,069,415
2003                               3,869,415
2004                               6,669,415
Thereafter                        56,286,510
                                ------------
                                  69,498,877
Less interest                    (17,703,828)
Less: accretion                  (18,627,551)
                                ------------
Total long-term debt            $ 33,167,498
                                ============

Certain of the Company's long-term debt contain restrictive covenants regarding the Company's ability to pay dividends, incur additional debt and issue additional equity securities, as well as other restrictions. At December 31, 1999 the Company was in compliance with such covenants.

NOTE 7. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair values of cash equivalents and other current amounts receivable and payable approximate their carrying amount due to their short-term nature.

The fair market value of the Exchange Notes was estimated based upon comparable, publicly traded debt. The fair market value of the Convertible Notes was estimated based upon the present value of the estimated future cash flows, based upon the Company's incremental borrowing rate.

Mandatorily redeemable, convertible preferred stock is carried on the Company's consolidated balance sheet at $42.1 and $43.7 million as of December 31, 1998 and 1999, respectively. The fair value of the Company's mandatorily redeemable, convertible preferred stock is based upon the applicable liquidation amounts, as follows:

                           1998            1999
                       -----------     -----------
Exchange Notes         $11,800,000     $ 8,640,000
Convertible Notes        7,300,000       8,400,000
Series A Preferred       8,800,000       8,800,000
Series B Preferred      20,933,666      20,933,666
Series C Preferred      12,744,286      14,260,410


NOTE 8. INCOME TAXES

The Company is subject to local national, U.S. federal, state and foreign income taxes but has incurred minimal liability for such taxes due to losses it has incurred since inception. At December 31, 1999, the Company had net operating loss carryforwards for U.S. federal tax purposes of approximately $26.9 million which expire through the year 2019. These carryforwards are available to offset future taxable income, if any. The Company's foreign consolidated subsidiaries in Peru, Ecuador, Chile and El Salvador are considered pre-operating entities for income tax purposes and therefore the losses are deferred for income tax purposes and amortized against future taxable income or loss over a period of approximately four years commencing in 1996.

The Company's net deferred tax assets result primarily from the future benefit of net operating loss carryforwards and deferred pre-operating losses.

Net deferred tax assets by country as of December 31, 1998 and 1999 are as follows (in thousands):

                                 U.S.         Peru         Ecuador       Chile         Other         Total
                              --------      --------      --------      --------      --------      --------
December 31, 1998:
Net operating losses and
   deferred pre-operating
   losses                     $ 10,435      $  1,482      $    804      $    436      $     27      $ 13,184
Valuation allowance            (10,435)       (1,482)         (804)         (436)          (27)      (13,184)
                              --------      --------      --------      --------      --------      --------
                                $   --        $   --        $   --        $   --        $   --        $   --
                              ========      ========      ========      ========      ========      ========
December 31, 1999:
Net operating losses and
   deferred pre-operating
   losses                     $ 12,972      $  1,761      $  1,049      $    760      $     81      $ 16,623
Valuation allowance            (12,972)       (1,761)       (1,049)         (760)          (81)      (16,623)
                              --------      --------      --------      --------      --------      --------
                                $   --        $   --        $   --        $   --        $   --        $   --
                              ========      ========      ========      ========      ========      ========

The reconciliation of income taxes computed at the various country statutory rates to the income tax benefit is as follows:

                                                Years Ended December 31,
                                          ---------------------------------
                                           1997         1998         1999
                                          -------      -------      -------
Income tax benefit at statutory rates     $(5,661)     $(5,687)     $(3,439)
Increase in valuation allowance             5,661        5,687        3,439
                                          -------      -------      -------
Tax benefit                                 $  --        $  --        $  --
                                          =======      =======      =======

The expected income tax benefit at the statutory rate is based upon a combined Federal and state income tax rate of 38%, and foreign income tax rates, ranging from 32% to 40%, depending on the country. There are no significant permanent differences other than the increase in valuation allowance.

Due to the Company's history of operating losses, management of the Company has not been able to conclude that it is more likely than not that the deferred tax assets will be realized in future periods. Accordingly, the Company has provided a full valuation allowance of these assets.

NOTE 9. COMMITMENTS AND CONTINGENCIES

       Recovery of Investments

Since its inception, the Company's efforts have been primarily directed towards raising capital and acquiring, developing and operating SMR and other low-cost, wireless communications networks. Further, the Company has made significant investments in pre-operating entities in various Latin American countries whose primary assets were SMR licenses. The Company began operations and revenue-generating activity in the various countries as follows: Peru in May 1996, Ecuador in March 1997, Chile in January 1998 and El Salvador in September 1998. The ability of the Company to recover its investment in property, equipment and spectrum and to generate positive cash flow and operating profits is contingent upon a number of factors, including the Company's ability to continue to build out and develop the SMR and other low-cost, wireless communications networks it currently owns and to attract and retain sufficient profitable subscribers on its existing systems and those which are under development in sufficient numbers.

       Recoverability of Licenses

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

The Company is not in compliance with certain terms of the concession agreements in Peru including, homologation of equipment (certifying the equipment before entering Peru), site to site transmission of signal (currently allowed only site to handset), unauthorized transfer and use of channels between the Peruvian companies and unauthorized use of certain frequencies granted. The Company has applied to correct these non-compliance issues and is waiting for approval from the Ministry. The Company believes that the applications will be approved and result only in minimal fines, if any; however, there can be no assurance of such outcome. The Company is currently not in compliance with certain minimum subscriber loading requirements with respect to its licenses in the provinces outside Lima/Callao and the Company's paging license. Failure to comply with such requirements may subject the licenses relating to such channels to punitive measures. The Company filed an amendment for each of the Company's two Peruvian subsidiaries relating to these minimum subscriber loading requirements with the Peruvian Ministry of Transportation, Communications, Housing and Construction (the "Ministry"). The Company, based on its own discussions with the Peruvian authorities and based on advice from the Company's outside legal advisors in such matters, believes that the outcome of the items raised by the regulators will not result in an impairment of the carrying amount of the Peruvian licenses.

Operating Lease Commitments

The Company leases certain office facilities and transmission sites under operating leases. Lease terms for office facilities range from one to five years. Lease terms for transmission sites on buildings range from one to two years, with varying renewal terms. Future minimum rental payments for such office facilities and antenna site leases are as follows as of December 31, 1999.

                     2000                 $     523,670
                     2001                       436,304
                     2002                        55,137
                     2003                        14,154
                     2004                         8,256
                     Thereafter                      --
                                          -------------
                                          $   1,037,521
                                          =============

Lease expense for the years ended December 31, 1997, 1998 and 1999 was $279,972, $426,154 and $439,281, respectively.

         Litigation

In the normal course of business, the Company is subject to, and may become a party to, litigation. In management's opinion, none of the matters currently in litigation will have a material impact on the Company's financial position or results of operations.

NOTE 10. PREFERRED STOCK

The Company is authorized to issue 17,400,000 shares of preferred stock. Shares of preferred stock may be issued from time to time in one or more series with designations, rights, preferences and limitations established by the Company's Board of Directors.

Holders of preferred stock are entitled to dividends in amounts determined by the Board of Directors. No distributions may be made to holders of common stock until all dividends declared, if any, on the preferred stock have been paid. The indenture related to the Exchange Notes (the "Indenture") restricts the Company's ability to pay cash dividends.

In the event of the liquidation of the Company, holders of Series C Preferred Stock have a preference of $14,260,411 over all other stock. Holders of Series B Preferred Stock have a preference of $20,933,666 plus any declared and unpaid dividends, if any, over holders of Series A Preferred Stock and common stock. Holders of Series A Preferred Stock have a preference of $8,800,000 plus any declared and unpaid dividends, if any, over holders of common stock. All such series of preferred stock are collectively referred to as "Preferred Stock." After all such payments have been made, any remaining assets will be distributed to holders of all Preferred Stock and common stock ratably based on the number of common shares outstanding, assuming the holders of Preferred Stock had converted their shares into common stock.

Each share of Preferred Stock is convertible, at the option of the holder, into shares of the Company's common stock at the rate of 11,792 shares of common stock for each share of Series A Preferred Stock, 1.4 shares of common stock for each share of Series B Preferred Stock and 1 share of common stock for each share of Series C Preferred Stock. This conversion rate is subject to adjustment based on a formula to mitigate the effects of dilution. Each share of Preferred Stock is automatically convertible into common stock immediately prior to the closing of a public offering which meets certain conditions.

Pursuant to the Exchange Notes agreement, on or after January 31, 2006, at the option of the holders holding at least 5% of the outstanding shares of Series C Preferred, the Company is obligated to redeem shares of Series C Preferred tendered to the Company at a redemption price currently equal to the redemption price discussed below, plus all declared, accrued and unpaid dividends. The Company is only required to redeem shares of Series C Preferred on four occasions in each 12-month period. The Company is obligated to redeem the Series A Preferred and the Series B Preferred annually in one-third increments beginning on March 1, 2006, at the redemption price discussed below, plus all declared, accrued and unpaid dividends.

The redemption price for the Series A Preferred Stock is $25,000 per share ($8,800,000 in total), the redemption price for the Series B Preferred Stock is $3.65 per share ($20,933,666 in total), and the redemption price for the Series C Preferred Stock is $1.45 per share ($14,260,411 in total). The holders of Preferred Stock have an option into convert any or all of the redeemable shares of Preferred Stock to common stock prior to each scheduled annual redemption. In connection with the issuance of the Exchange Notes and the Convertible Notes, this obligation has been extended past the maturity of the Exchange Notes and the Convertible Notes.

On October 3, 1997, the Company loaned Michael N. Simkin, a former Chief Executive Officer of the Company, $72,500 to purchase 50,000 shares of the Company's Series C Preferred Stock (the "Simkin Loan") with a maturity date of October 3, 1999. Interest was payable annually on the principal amount of this loan at 6.5% per annum. Principal and interest was secured by a pledge of the purchased shares. On September 30, 1999 Mr. Simkin agreed to return the shares of Series C Preferred Stock previously issued to him for cancellation of the loan.

On January 15, 1998, the Senior Secured Notes and related accrued interest were automatically converted into 7,955,691 shares of Series C Preferred Stock at a conversion price of $1.45 per share. The Series C Preferred Stock bears a 12% dividend per annum and is payable semi-annually in each April and October in either cash or additional shares of Series C Preferred stock at the option of the Company. The Indenture restricts the ability of the Company to pay cash dividends on the Series C Preferred. During 1999 and 1998, the Company issued additional 1,095,604 and 783,478 shares of Series C Preferred Stock, respectively, as payment for the 12% dividend on the Series C Preferred.

NOTE 11. STOCKHOLDERS' EQUITY (DEFICIT)

       Stock Option Plan

During 1996, the Company adopted the 1996 Stock Option Plan ("the Plan") under which the Company is authorized to grant options for up to 1,250,000 shares of the Company's common stock to employees and directors of the Company. The Plan was amended in 1997 to increase the number of authorized shares available for grant to 2,307,972 . In November 1999, the Board of Directors approved an increase in the number of shares available for grant to 3,600,000. The Company had outstanding options for 2,115,970 shares of the Company's common stock at December 31, 1999. Under the Plan, the option exercise price equals the market price of the stock on date of grant. Options granted generally provide for vesting over a period of four to five years and expire after a maximum of 10 years.

The Company accounts for the Plan under Accounting Principles Board Opinion No. 25 ("APB Opinion No. 25") under which $22,000, $37,458 and $27,975 of compensation expense was recognized during the years ended December 31, 1997, 1998 and 1999, respectively as discussed below.

In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123 ("SFAS No. 123") which defines a fair value-based method of accounting for employee stock options and similar equity instruments. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value-based method of accounting prescribed by APB Opinion No. 25. Entities electing to remain with the accounting prescribed in APB Opinion No. 25 must make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. The Company has elected to make the pro forma disclosures in accordance with SFAS No. 123 set forth below.

The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions used for grants in 1997, 1998 and 1999, respectively; risk-free interest rate of 5.9%, 5.6%, 6.1%; expected dividend yield of 0%; expected lives of 4.7, 5.0 and 4.0 years; and, expected volatility of 0.001%.

Had compensation cost for the Plan been determined consistent with SFAS 123, based on the assumptions above, the Company's net loss and net loss per common and common equivalent share would have been increased to the following pro forma amounts:

                                                                   1997              1998                1999
                                                              --------------    --------------      --------------
Net loss applicable to common    As Reported                  $  (15,856,839)   $  (16,968,899)     $  (11,342,891)
  stockholders:                                               ==============    ==============      ==============
                                 Pro Forma                    $  (15,870,576)   $  (17,058,000)     $  (11,381,503)
                                                              ==============    ==============      ==============
Basic loss per common and        As Reported                  $        (4.53)   $        (4.84)     $        (3.24)
                                                              ==============    ==============      ==============
     Common equivalent share:
                                 Pro Forma                    $        (4.53)   $        (4.87)     $        (3.25)
                                                              ==============    ==============      ==============

A summary of the status of the Plan as of December 31, 1997, 1998 and 1999 and the changes during the years then ended are presented in the tables and narrative below:

                                                    1997                           1998                            1999
                                         -------------------------       -------------------------       --------------------------
                                                          Weighted                        Weighted                        Weighted
                                                            Avg.                            Avg.                             Avg.
                                                          Exercise                        Exercise                        Exercise
                                           Shares          Price           Shares          Price           Shares           Price
                                         ----------      ----------      ----------      ----------      ----------      ----------
Outstanding at beginning of year            572,750      $     1.89       1,896,011      $     1.46       1,772,285      $     1.46
Granted                                   2,438,750            1.96         559,000            1.65       1,020,000            0.01
Exercised                                      (150)          (2.50)           (100)          (2.50)             --              --
Forfeited or canceled                    (1,115,339)          (2.77)       (682,626)          (1.61)       (676,315)          (1.45)
                                         ----------      ----------      ----------      ----------      ----------      ----------
Outstanding at end of year                1,896,011            1.46       1,772,285            1.46       2,115,970            0.76
                                         ==========      ==========      ==========      ==========      ==========      ==========
Exercisable at end of year                  254,604            1.64         587,106            1.53       1,021,997            1.19
                                         ==========      ==========      ==========      ==========      ==========      ==========
Weighted average fair value of
     options granted                     $     0.44                      $     0.35                      $    0.002
                                         ==========                      ==========                      ==========

The status of total stock options outstanding and exercisable under the Plan as of December 31, 1999 follows:

                                      Stock Options Outstanding                      Stock Options Exercisable
                      -----------------------------------------------------------    -------------------------------------
                                                Weighted
                                                Average             Weighted                                Weighted
      Range of             Number of           Remaining            Average                                 Average
      Exercise              Options           Contractual           Exercise           Number of            Exercise
       Prices             Outstanding         Life (Years)           Price               Shares              Price
       ------             -----------         ------------          --------           ---------            --------
$0.01                      1,020,000                9.9              $0.01               204,000              $0.42
$1.00 - $1.45              1,014,770                7.8              $1.37               736,797              $1.45
$2.25 - $2.50                 62,000                7.1              $2.42                62,000              $2.42
$3.25                         19,200                7.1              $3.25                19,200              $3.25
                          ----------              -----              -----             ---------              -----
Totals                     2,115,970                8.8              $0.76             1,021,997              $1.19
                          ==========              =====              =====             =========              =====

During 1997 and 1998 the Company modified the terms of 200,000 and 100,000 stock options to purchase the Company's common stock held by officers of the Company. The terms were modified to allow for immediate vesting of a portion of these options to purchase shares of common stock. The Company recorded compensation expense related to this modification.

During 1999, the Company modified the terms of 72,600 stock options to purchase the Company's common stock held by two officers of the Company. The terms were modified to allow for immediate vesting of these options to purchase shares of common stock. The fair market value of the Company's common stock at the time of modification was equal to the exercise price of the associated options, and no compensation expense was recorded.

During 1999, the Company granted options to purchase 100,000 shares of common stock with an exercise price of $0.01 to two consultants for services rendered. Such options were recorded at the fair value of such services, and the amount was expensed in selling, general and administrative expenses.

On November 10, 1999 and on January 20, 2000, the Board of Directors authorized the issuance of new options to certain employees, directors and consultants with an exercise price of $0.01 per share.

The Company has outstanding 2,560,000 warrants to purchase common shares, exercisable at $0.01 per share, which were issued in connection with the Senior Notes. When issued, the warrants were valued at $5,760,000, which amount was recorded as additional paid-in capital and debt discount. The warrants were valued using the Black-Scholes option pricing model and the following assumptions: Risk-free interest rate of 5.9%, expected dividend yield of 0%, expected lives of 3 years and expected volatility of 50%.

NOTE 12.  SEGMENT INFORMATION AND GEOGRAPHIC DATA

In accordance with the provisions of SFAS No. 131, the Company has determined that its reportable segments are strategic geographic units that develop and operate SMR networks as well as the corporate unit which oversees all operations. The Company is managed by country as each country may require a slightly different business strategy. The accounting policies of the segments are the same as those for the Company on a consolidated basis. The segments are evaluated based upon gains in subscribers and based upon EBITDA. EBITDA represents operating loss before depreciation and amortization and is not a measurement under U.S. generally accepted accounting principles and may not be similar to EBITDA measures of other companies.

The following information presents certain summarized balance sheet and statement of operations data by geographic region as of December 31, 1997, 1998 and 1997 and for the years then ended (in 000's).


                                                  Latin America
                                   -------------------------------------------
                         United                                          El
                       States (1)     Peru      Ecuador     Chile     Salvador   Corporate  Elimination    Total
                       ----------  ----------   --------   --------   --------   ---------  -----------  ---------
December 31, 1999
Revenues              $        --  $    3,127   $  1,723   $  1,264   $    352   $      --  $        --  $   6,466
EBITDA                         --         383        458       (462)       (80)         --           --     (1,753)
                                                                                                            (1,753)
Depreciation and
    amortization               --       1,100        781        570         74         177           --      2,702
Operating income
    (loss)                     --        (717)      (603)    (1,032)      (154)     (2,229)          --     (4,735)
Property, plant and
    equipment, net             --       3,681        945      4,252          6          72           --      8,956
Spectrum, net                  --       7,463        711      5,424      1,291          --           --     14,889
Total assets          $        --  $   13,258   $  2,243   $ 10,714   $  1,415   $  52,446  $   (40,802) $  39,274
Capital expenditures                                                                                            --
                                          268         41      2,283         --          12           --      2,604
December 31, 1998
Revenues              $        --  $    4,251   $  2,538   $    415         82   $      --  $        --  $   7,286
EBITDA                         --        (928)      (586)      (976)       (29)     (4,494)          --     (7,013)
Depreciation and
    amortization               --         915        663        116         81         391           --      2,166
Operating income
    (loss)                     --      (1,843)    (1,249)    (1,092)    (2,515)     (4,884)          --    (11,583)
Property, plant  and
    equipment, net             --       3,886      1,777      2,726          3         546           --      8,938
Spectrum, net                  --       7,569      1,203      3,218      1,298          --           --     13,288
Total assets          $     1,220  $   16,103   $  4,041   $  6,754   $  1,496   $  54,408  $   (36,440) $  47,582
Capital expenditures
                               --       1,917      1,924      2,844         --         135           --      6,820

                                                 Latin America
                                   -----------------------------------------
                         United                                       El
                       States (1)    Peru      Ecuador    Chile     Salvador   Corporate  Elimination    Total
                       ----------    ----      -------    -----     --------   ---------  -----------    -----
December 31, 1997
Revenues               $  1,112   $  2,939    $   775    $   --     $     --   $     --   $        --    $  4,826
EBITDA                   (3,162)    (1,916)      (855)       --           --     (3,430)           --      (9,363)
Depreciation and
    amortization          1,143        734        278        --           --        104            --       2,259
Operating loss           (7,512)    (2,698)    (1,132)       --           --     (3,225)           --     (14,567)
Property, plant and
    equipment, net           --      3,690      1,066        32            0        217            --       5,005
Spectrum, net                --      4,859      1,351        --           --         --            --       6,210
Total assets           $ 11,017   $ 11,440    $ 3,181    $   --     $     --   $ 27,452   $   (23,218)   $ 29,872
Capital expenditures
                          4,681      4,615        802        --           --        285            --      10,383

-----------
(1) In August 1997 the Company made the decision to sell its U.S. operations (see Note 3).

As of December 31, 1999, the Company conducted a significant portion of its business in Peru, Ecuador and Chile. Accordingly, the Company's cash flow and its ability to service its indebtedness is significantly dependent upon the cash flow of its Peruvian and Chilean subsidiaries. The Company's ability to recover its investment in these subsidiaries, to fund operations in other countries, and to service its indebtedness, among other things, depends to a significant degree on its ability to transfer funds from such subsidiaries to the United States parent (the "Parent").

In January and February 2000, the Company sold its Ecuador and El Salvador operations (see Note 15).

The ability of the Company's subsidiaries to pay dividends or make loans or advances to the Parent is subject to regulation within their respective jurisdictions of organization and operations. While the existing laws and regulations of these jurisdictions generally do not prohibit the Company's subsidiaries from paying dividends or making loans or advances to the Parent, there can be no guarantee that such laws will continue to permit such payments.

Note 13. PRO FORMA INFORMATION (UNAUDITED)

The following pro forma information for the year ended December 31, 1997 gives effect to the disposition of U.S. Operations and the acquisitions of C-Comunica and Transnet, as if each had occurred on January 1, 1997. The majority of the 1998 and 1999 acquisitions were of spectrum and non-operating entities, with no revenue, and the impact on net loss applicable to common shareholders is not significant. The pro forma financial information does not purport to represent what the Company's results of operations would actually have been if such transactions had in fact occurred on such date. The pro forma results presented below are based upon currently available information and upon certain assumptions that management believes are current circumstances.

                               For the Year Ended     Pro Forma       Pro Forma Combined
                               December 31, 1997     Adjustments          (Unaudited)
                               ------------------   ------------      ------------------
Revenues                          $  4,826,355      $ (1,019,194)(a)     $  3,807,161
Net loss applicable to common
    stockholders                  $(15,856,839)     $  7,153,381(b)      $ (8,703,458)
Net loss per share                       (4.53)     $         --         $      (2.48)

-----------
(a) For the year ended December 31, 1997 revenues for the U.S. Operations were approximately $1,111,000 and revenues for C-Comunica and Transnet were approximately $92,000 for the seven-month period ended July 31, 1997.
(b) For the year ended December 31, 1997 the net loss for the U.S. Operations was approximately $7,512,000 and the net loss for C-Comunica and Transnet was approximately $359,000 for the seven-month period ended July 31, 1997 (includes amortization expenses related to the step-up in value of the spectrum licenses acquired of $17,500).

Note 14. RETIREMENT PLAN

The Company has a 401(k) Plan which covers all eligible employees who have completed one year of service, as defined in the 401(k) Plan, and are age 18 or older. Participants may defer from 2% to 15% of their compensation, as defined, up to a maximum limit determined by law. Participants are always fully vested in their contributions. The Company did not match any employee contributions in 1997, 1998, and 1999.


Note 15. SUBSEQUENT EVENTS

On January 27, 2000, Company sold 100% of the shares of its Ecuador subsidiary for $2.0 million. In a related transaction with the same party, the Company purchased 100% of the shares of two Chilean companies having a combined total 800 MHz channels (i) 40 in Santiago and (ii) 725 in various Chilean cities for approximately $4.0 million. Of this purchase price amount, $2.0 million was offset by the $2.0 million sale price of the Ecuador subsidiary.

In February 2000, the Company entered into an agreement for the sale of all of its El Salvador assets for approximately $200,000, except for its 800 MHz licenses. As part of this transaction, the Company also entered into a management arrangement with the purchaser whereby the purchaser will manage the 800 MHz licenses for a period of two years.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Centennial Cayman Corp. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Centennial Cayman Corp. (a Cayman Islands corporation) and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations and comprehensive loss, and stockholders' equity (deficit); and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Centennial Cayman Corp. and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.



                                                  /s/ Arthur Andersen LLP
                                                  -----------------------
                                                  ARTHUR ANDERSEN LLP

Denver, Colorado,
      March 29, 2000.

                    CENTENNIAL CAYMAN CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                        December 31,         December 31,
                                                                            1998                 1999
                                                                        ------------         ------------
                                     ASSETS
 CURRENT ASSETS:
 Cash and cash equivalents                                              $    559,789         $     94,935
 Restricted cash                                                             386,562              406,094
 Accounts receivable - trade, net of allowance for doubtful
    Accounts of $830,000 and $827,000, respectively                          886,494              890,668
 Inventory                                                                 1,896,822              695,478
 VAT receivable                                                              754,000              713,221
 Prepaid licenses and other current assets                                   483,702              417,859
                                                                        ------------         ------------
                 Total current assets                                      4,967,369            3,218,255

 PROPERTY AND EQUIPMENT, net                                               8,392,841            8,884,204
SMR LICENSES, net of accumulated amortization
   of $802,000 and $1,456,000, respectively                               13,287,358           14,888,617
 OTHER NONCURRENT ASSETS, net                                                354,618              151,044
                                                                        ------------         ------------

                 Total assets                                           $ 27,002,186         $ 27,142,120
                                                                        ============         ============

                      LIABILITIES AND STOCKHOLDER'S EQUITY

 CURRENT LIABILITIES:
       Accounts payable - trade                                         $    443,382         $    739,735
       Accounts payable - affiliates                                      20,870,243           26,433,460
       Payable to seller                                                     400,000                 --
       Accrued liabilities                                                   898,623              740,493
                                                                        ------------         ------------

                 Total liabilities                                        22,612,248           27,913,688

 COMMITMENTS AND CONTINGENCIES (Notes 1, 2 and 6)

STOCKHOLDER'S  EQUITY :
       Common stock, $1 par value, 50,000 authorized,
           2 issued and outstanding, respectively                                  2                    2
      Additional paid-in capital                                          20,858,377           20,858,377
      Accumulated deficit                                                (16,606,974)         (21,122,686)
      Accumulated other comprehensive income                                 138,533             (507,261)
                                                                        ------------         ------------

               Total stockholder's equity                                  4,389,938             (771,568)
                                                                        ------------         ------------

               Total liabilities and stockholder's equity               $ 27,002,186         $ 27,142,120
                                                                        ============         ============


           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements

                    CENTENNIAL CAYMAN CORP. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS


                                                                                      Year              Year              Year
                                                                                      Ended             Ended             Ended
                                                                                   December 31,      December 31,      December 31,
                                                                                   ------------      ------------      ------------
                                                                                       1997              1998              1999
REVENUE:
  Radio service revenue                                                            $  2,247,494      $  5,215,243      $  5,533,303
  Equipment sales                                                                     1,376,396         1,922,659           760,520
  Other                                                                                  65,587           147,921           171,804
                                                                                   ------------      ------------      ------------
                                                                                      3,689,477         7,285,823         6,465,627
                                                                                   ------------      ------------      ------------

COSTS AND EXPENSES RELATED
  TO REVENUE (exclusive of depreciation
   Shown below):
  Network and site expense                                                               79,492            99,130           218,824
  Cost of equipment sold                                                              2,038,116         2,790,528           913,038
  Maintenance and other                                                                 176,380           616,622           409,038
                                                                                   ------------      ------------      ------------
                                                                                      2,293,988         3,506,280         1,540,900
                                                                                   ------------      ------------      ------------

OPERATING COSTS AND EXPENSES:
  Selling, general and administrative
    (including $936,000, $3,486,000 and $1,748,000 in allocations from Parent, respectively)
                                                                                      5,181,796        10,014,313         6,366,914
  Loss on Impairment of Assets                                                             --           2,403,700           280,393
  Depreciation and amortization                                                       1,014,885         1,780,091         2,525,660
                                                                                   ------------      ------------      ------------
                                                                                      6,196,681        14,198,104         9,172,967
                                                                                   ------------      ------------      ------------

OPERATING LOSS                                                                       (4,801,192)      (10,418,561)       (4,248,240)
                                                                                   ------------      ------------      ------------

OTHER INCOME (EXPENSE):
  Interest expense                                                                       (3,894)         (241,244)         (175,541)
  Other                                                                                  61,858          (233,941)          (91,531)
                                                                                   ------------      ------------      ------------
                                                                                         57,964          (475,185)         (267,472)
                                                                                   ------------      ------------      ------------

NET LOSS                                                                             (4,743,228)      (10,893,746)       (4,515,712)

OTHER COMPREHENSIVE INCOME (LOSS):
  Foreign currency translation adjustments                                               13,004           131,998          (645,794)
                                                                                   ------------      ------------      ------------

COMPREHENSIVE LOSS                                                                 $ (4,730,224)     $(10,761,748)     $ (5,161,506)
                                                                                   ============      ============      ============

                    CENTENNIAL CAYMAN CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)



                                                             Stockholder's Equity (Deficit)
                                  ---------------------------------------------------------------------------------------
                                                                                            Accumulated
                                                               Additional                     Other          Total
                                         Common Stock           Paid-in      Accumulated   Comprehensive  Stockholder's
                                     Shares        Amount       Capital        Deficit     Income (Loss) Equity (Deficit)
                                  ------------  ------------  ------------  ------------   ------------  ----------------
Balances, December 31, 1996                  2             2     4,820,585      (970,000)        (6,469)     3,844,118

Equity contributions from parent            --            --    16,037,792            --             --     16,037,792

Net loss                                    --            --            --    (4,743,228)            --     (4,743,228)

Cumulative translation
  adjustment                                --            --            --            --         13,004         13,004
                                  ------------  ------------  ------------  ------------   ------------   ------------
Balances, December 31, 1997                  2             2    20,858,377    (5,713,228)         6,535     15,151,686

Net loss                                    --            --            --   (10,893,746)            --    (10,893,746)

Cumulative translation
  adjustment                                --            --            --            --        131,998        131,998
                                  ------------  ------------  ------------  ------------   ------------   ------------
Balances, December 31, 1998                  2  $          2  $ 20,858,377  $(16,606,974)  $    138,533   $  4,389,938

Net loss                                    --            --            --    (4,515,712)            --     (4,515,712)
Cumulative translation
  adjustment                                --            --            --            --       (645,794)      (645,794)
                                  ------------  ------------  ------------  ------------   ------------   ------------
Balances, December 31, 1999                  2  $          2  $ 20,858,377  $(21,122,686)  $   (507,261)  $   (771,568)
                                  ============  ============  ============  ============   ============   ============

                    CENTENNIAL CAYMAN CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                Year           Year           Year
                                                                                Ended          Ended          Ended
                                                                             December 31,   December 31,   December 31,
                                                                             ------------   ------------   ------------
                                                                                 1997           1998           1999
                                                                             ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                                     $ (4,743,228)  $(10,893,746)  $ (4,515,712)
Adjustments to reconcile net loss to net cash used in operating activities-
      Depreciation and amortization                                             1,014,885      1,780,091      2,525,660
      Loss on impairment of asset                                                    --        2,403,700        280,393
      Write-off of Argentine investment                                           615,598           --             --
      Allowance for doubtful accounts                                             517,986        348,087        131,865
      Changes in operating assets and liabilities-
      (Increase) decrease in accounts receivable - trade                       (1,331,582)        48,828        (68,972)
      (Increase) decrease  in accounts receivable - affiliates
                                                                                   25,000           --             --
      Increase in inventory                                                     2,177,991       (525,060)     1,201,344
      Increase  in other assets                                                (2,183,481)       (43,543)       310,196
      Increase in accounts payable and other                                      525,409        111,675        296,353
      Increase in accrued liabilities                                             162,620        563,343       (158,130)
                                                                             ------------   ------------   ------------
Net cash used in operating activities                                          (3,218,802)    (6,206,625)         2,997
                                                                             ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                                         (975,289)    (5,025,646)    (2,209,837)
      Acquisition of businesses, net of cash acquired                          (4,482,325)    (7,386,203)    (2,755,905)
      Payment of contingent payable to seller                                        --       (2,390,000)      (400,000)
      (Increase) decrease in restricted cash                                       41,464       (342,026)       (19,532)
                                                                             ------------   ------------   ------------

      Net cash used in investing activities                                    (5,416,150)   (15,143,875)    (5,385,274)
                                                                             ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Contribution from parent                                                 10,695,769           --             --
      Advances (payments) from affiliates                                      (1,336,846)    20,870,243      5,563,217
                                                                             ------------   ------------   ------------
      Net cash provided by financing activities
                                                                                9,358,923     20,870,243      5,563,217
                                                                             ------------   ------------   ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
                                                                                   13,004        131,998       (645,794)
                                                                             ------------   ------------   ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS
                                                                                  736,975       (348,259)      (464,854)

CASH AND CASH EQUIVALENTS, beginning of period
                                                                                  171,073        908,048        559,789
                                                                             ------------   ------------   ------------

CASH AND CASH EQUIVALENTS, end of period                                     $    908,048   $    559,789   $     94,935
                                                                             ============   ============   ============

                    CENTENNIAL CAYMAN CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             Year          Year           Year
                                                                            Ended          Ended          Ended
                                                                         December 31,   December 31,   December 31,
                                                                          ----------     ----------     ----------
                                                                             1997           1998           1999
                                                                          ----------     ----------     ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for-
   Interest                                                               $   24,562     $    1,647     $   41,465
Supplemental schedule of non-cash investing and financing activities-
 Equipment contributed by parent                                          $5,342,023     $     --       $     --
Contingent payment of acquisition
     of Chilean channels                                                        --          400,000           --

                    CENTENNIAL CAYMAN CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1998 AND 1999
            AND FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999


NOTE 1. ORGANIZATION AND OWNERSHIP

Centennial Cayman Corp. was incorporated in June 1996 as a wholly owned subsidiary of Cordillera Communications Corp.(formerly Centennial Communications Corp., the "Parent Company"). Centennial Cayman Corp. and subsidiaries (collectively, the "Company") is a Cayman Islands corporation engaged in the acquisition, development and operation of specialized mobile radio ("SMR") and other low-cost, wireless communications networks, the sale of communications services using those networks, and the sale and servicing of related accessory equipment in certain countries of Latin America. The Company has acquired SMR licenses through direct applications to governments, contributions from the Parent Company and through acquisitions of interests in other entities (all of which are wholly owned at December 31, 1998 and 1999) that have been granted or have applied for SMR licenses. As more fully discussed in Note 6, the Company is subject to various risks and uncertainties, primarily those of an enterprise in the early stage of operations.

To date, the Company has been primarily dependent on funds provided by the Parent Company, however, during the end of 1999, certain of the subsidiaries have been paying back receivables owed. The Company has received equity contributions as well as extensions of credit from the Parent Company to fund its activities and anticipates that the Parent Company will make additional equity contributions to the Company. The Parent Company is under no obligation to provide additional advances or loans to the Company; however, if the Company's operating cash flow is not sufficient to meet its needs, the Parent Company has committed that it will continue to make advances to the Company as necessary, through at least December 31, 2000.

In October 1997, the Parent Company completed a financing which resulted in proceeds of the Parent of approximately 11.1 million.

In January 1998, the Parent Company completed financings which resulted in proceeds to the Parent Company of approximately $30.4 million.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           Basis of Presentation

The consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles which are substantially the same as Cayman Islands generally accepted accounting principles.

The consolidated financial statements include the accounts of Centennial Cayman Corp. and its subsidiaries, all of which are wholly owned. All subsidiaries are consolidated and all significant intercompany accounts and transactions have been eliminated in consolidation. Minority interest share of loss results from minority ownership interests in entities now wholly owned by the Company.

The Company's Parent incurs certain direct and indirect expenses on behalf of the Company including management, financing and other corporate overhead items. Items directly identifiable to the Company's operations are charged to the Company by the Parent. The Parent also allocates a portion of its corporate overhead based on the estimated level of activity performed by the Parent on behalf of the Company. Such allocations of indirect expenses totaled approximately $936,000, $3,486,000 and $1,748,000 for the years ended December 31, 1997, 1998 and 1999, respectively, and management believes that such amounts reasonably represent the costs that would have been incurred on a stand alone basis. Management believes that the method used to allocate a portion of the Parent Company's corporate overhead is reasonable.

           Foreign Currency Translation

For subsidiaries not operating in highly inflationary economies and whose functional currency is the local currency, all assets and liabilities are translated at the current exchange rates at the balance sheet date, and revenues and expenses are translated at the weighted average rate for the period. The resulting translation adjustments are included in stockholders' equity as a component of other comprehensive income.. The Company's Peruvian and Ecuadorian subsidiaries functional currency is the United States dollar because the revenue stream is earned in the United States dollar. As the quarter ending December 31, 1999, Ecuador is the only hyper-inflationary economy in which the Company has operations. In the quarter ending December 31, 1999, the Company made a decision to sell its Ecuador operations. This transaction was consumated in January 2000 (see Note 9).

           Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include short-term, highly liquid investments with original maturities of three months or less which are readily convertible into cash and are not subject to significant risk from fluctuations in interest rates.

           Restricted Cash

Restricted cash includes approximately $387,000 and $406,000 on deposit with financial institutions at December 31, 1998 and 1999, respectively, held as guarantees for performance bonds for the build out of certain channels in Peru.

           Credit Risk and Concentration of Operations

The Company typically does not require collateral from its customers. Accounts receivable are comprised of small balances due from numerous customers located primarily in Peru, Ecuador, Chile and El Salvador. Accordingly, while the Company believes that it has minimized its exposure to any single customer, the Company is exposed to credit risk resulting from adverse general economic conditions, which may affect these countries and Latin America. The Company has not entered into any foreign currency contracts, hedges or options. The Company sweeps all excess cash from its Latin American operations on to its U.S. bank accounts a monthly basis. The Company deposits its cash, cash equivalents and restricted cash with financial institutions that the Company believes to be of high credit quality.

           Radios and Accessories Inventory

Radios and accessories inventory represents radio accessories that are held for sale to the Company's subscribers. Radios and accessories inventory are stated at the lower of their cost or market. Cost is determined using the first-in, first-out method.

           Revenue Recognition

Radio service fees, as well as charges for maintenance and loss and damage insurance coverage, are recognized in the period service is provided. Equipment sales are recognized when the equipment is delivered and title passes to the subscriber.

           Property and Equipment

Property and equipment are comprised of network equipment, infrastructure, computer equipment and software, and other property. Property and equipment are recorded at cost. Maintenance and repair expenditures are charged to expense as incurred and expenditures for improvements which increase the expected useful lives of the assets are capitalized. Depreciation expense is computed using the straight-line method over the useful lives of the respective assets (See Note
4).

Direct costs associated with the construction of SMR networks are capitalized and amortized over the system's expected useful life upon placing the system in service. Such costs include amounts incurred in securing tower sites, site preparation, procurement and installation of infrastructure, and equipment costs.

Also included in property and equipment are radios owned by the Company which are leased to the Company's subscribers under operating lease agreements. The Company retains title to these radios as part of the subscriber agreement and generally depreciates the radios over 5 years. Upon termination of service, the subscribers are required to return the radios to the Company. Certain subscribers desire to own their radios; therefore, the cost or depreciated net book value of radios sold to such subscribers is recorded as a charge to cost of equipment sold at the time of sale.

           SMR Licenses

Direct and certain indirect costs of obtaining SMR licenses, such as application, legal and consulting fees, as well as the fair market value of licenses obtained in certain acquisitions, are capitalized and amortized using the straight-line method over the period of the related license (generally 10 to 40 years) upon commencement of service (See Note 3). SMR licenses in the countries in which the Company operates are issued conditionally for various periods of time. The SMR licenses are generally renewable providing the licensee has complied with applicable rules and policies. In most instances, the Company believes it has complied and intends to comply with these standards and is amortizing the related costs using the straight line method over their estimated useful life, generally 40 years, which includes the renewal period. In some cases, the Company currently is not in compliance with applicable requirements and, where appropriate, has filed requests for extensions with the appropriate government agency. The

Company expects that such extension requests will be granted and the risk of having these or any other licenses revoked is remote.

The Company amortizes the SMR licenses over the expected life of the license, which may include extension periods if extensions are considered probable. Amortization expense was $379,750, $355,125 and $654,253 for the years ended December 31, 1997, 1998 and 1999, respectively.

           Income Taxes

The Company is not subject to income taxes under the laws of the Cayman Islands. The Company's foreign participant subsidiaries are subject to foreign income taxes in their respective tax jurisdictions. Due to the Company's net losses in 1997, 1998 and 1999, there was no provision for income taxes. The current provision for income taxes represents actual or estimated amounts payable on tax return filings each year. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying balance sheets, and for operating loss and tax credit carryforwards. The change in deferred tax assets and liabilities for the period measures the deferred tax provision or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to the tax provision or benefit in the period of enactment. The Company's deferred tax assets have been reduced by a valuation allowance to the extent it is more likely than not, that some or all of the deferred tax assets will not be realized (See Note 5). Accordingly, there was no deferred tax provision for 1997, 1998 and 1999.

           Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

The Company is subject to the laws and regulations governing telecommunication services in effect in each of the countries in which it operates. These laws and regulations can have a significant influence on the Company's results of operations and are subject to change by the responsible governmental agencies. The financial statements as presented reflect certain assumptions based on laws and regulations currently in effect in each of the various countries. The Company cannot predict what future laws and regulations might be passed that could have a material effect on the Company's results of operations. The Company assesses the impact of significant changes in laws and regulations on a regular basis and updates the assumptions used to prepare its financial statements accordingly.

           Long-lived Assets

Long-lived assets and certain identifiable intangibles, including SMR licenses, to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company continuously evaluates the recoverability of its long-lived assets based on estimated future cash flows from and the estimated liquidation value of such long-lived assets, and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived asset. If an impairment is indicated, the amount of the charge is calculated as the amount by which the carrying amount of the asset exceeds the fair value of the asset. During 1998, the Company determined that its spectrum licenses and other long-lived assets related to its El Salvador subsidiary was impaired based upon third party offers, and recorded a write down of $2.4 million to their estimated fair value. During 1999, the Company determined that its spectrum licenses and other long-lived assets related to its Ecuadorian subsidiary were impaired based upon third party offers, and recorded a write down of approximately $280,000 to their estimated fair value. At December 31, 1999, the Company determined that there were no other impairments of its long-lived assets.

               Comprehensive Income

Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. From its inception through December 31, 1999, the change in the cumulative translation adjustment is the sole material item of other comprehensive income or loss.

           Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments approximate their fair value, due to their short-term nature.

           Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". Among other provisions, it requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains and losses resulting from changes in the fair values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The effective date of this standard was delayed (via the issuance of SFAS No. 137 in June 1999). The effective date for SFAS No. 133 is now for all fiscal quarters of all fiscal years beginning after June 15, 2000, though earlier adoption is encouraged and retroactive application is prohibited. This means that the standard must be adopted by the Company no later than January 1, 2001. To date, the Company has not entered into any derivative financial instruments or hedging activities.

In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which provides guidance on accounting for the cost of such software. SOP No. 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The adoption of SOP No. 98-1 had no material impact on the Company's financial statements.

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires that all non-governmental entities expense the costs of start-up activities, including organization costs, as those costs are incurred, and is effective for fiscal years beginning after December 15, 1998. The Company adopted the provisions of SOP 98-5 for the year ended December 31, 1999. The adoption did not have a material impact on the Company's consolidated results of operations or financial position.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition ("SAB 101"). SAB 101 provides guidance on the recognition, presentation, and disclosures related to revenue in the financial statements. The Company is required to adopt this standard in the quarter ending June 30, 2000, and the Company's management is still evaluating the impact of such adoption.

NOTE 3. ACQUISITIONS

The Company has completed several acquisitions of non-operating entities whose primary assets were SMR licenses as well as the acquisition of operating entities and spectrum. Included in the accompanying consolidated financial statements, from the date of their acquisition, are the results of operations for these entities as follows:

NAME                                          DATE OF ACQUISITION
C-Comunica S.R.L. (Peru)                      January 22, 1997
Transnet del Peru, S.A. (Peru)                July 31, 1997
Telecomunicaciones y Servicios  (Chile)       January 2, 1998
Comovec S.A. (Ecuador)                        May 13, 1998,         (1)
Peru Tel S.A. (Peru)                          May 22, 1998
El Salvador                                   September 11, 1998,    (2)
Trunking S.A.                                 July 29, 1999

(1)      The Company sold this entity as of January 27, 2000.

(2) In February 2000, the Company sold all of its El Salvador assets, except for its 800 Mhz licenses.

Except as indicated in the following, all of the acquisitions were for 100% of the voting shares of the acquired company. The acquisitions were accounted for as a purchase and accordingly the results of their operations were included in the consolidated results of operations from the date of acquisition. The purchase price was financed by the Company with available cash.

In January 1997, the Company acquired all of the common stock of C-Comunica S.A. ("C-Comunica"), a Peruvian SMR operating company. The total consideration given and liabilities assumed was approximately $2.9 million, of which approximately $800,000 represented the fair value of the net tangible assets as of the date of acquisition and the excess purchase price over the fair value of the net tangible assets acquired was approximately $2.1 million, which was allocated to SMR licenses. SMR licenses are amortized over 40 years.

In July 1997, the Company acquired all of the common stock of Transnet del Peru S.A. ("Transnet"), a Peruvian SMR operating company. The total consideration given and liabilities assumed for Transnet was approximately $1.5 million, of which approximately $300,000 represented the fair value of the net tangible assets as of the date of acquisition and the excess purchase price over the fair value of the net tangible assets acquired was approximately $1.2 million, which was allocated to SMR licenses. SMR licenses are amortized over 40 years.

Also in July 1997, the Company pledged $1.3 million to secure its obligations in connection with the Company's bid for additional spectrum with Chile Concurso. On October 29, 1997, the Company received written notice from the Chilean Ministry of Transportation and Telecommunications (the "Ministry") that its proposal had been accepted and awarded. During 1997 and 1998 appeals were filed by other participants in the Concurso; the Ministry has denied such appeals. The Company received final award in November 1999. These licenses are being amortized over 40 years.

In September 1997, the Company acquired all of the common stock of Fastcom S.A. ("Fastcom") and Radioservicios Moviles, S.A. ("Radioservicios"), Argentine non-operating development stage companies which owned an Argentine paging concession. The total consideration given and liabilities assumed for Fastcom was approximately $526,000. The Company paid $110,000 cash at closing and signed a note to the seller for the remainder of the purchase price due December 2, 1997. The Company pledged the shares of Fastcom and Radioservicios to the previous owners and related parties (the "Lienholders") to secure certain payment obligations of the Company. The Company did not satisfy these payment obligations on December 2, 1997, and as such, the Lienholders foreclosed on the shares of Fastcom and Radioservicios. This resulted in the Company taking an approximately $600,000 (included in general and administrative expenses) charge in December 1997, which consists of the $110,000 initial purchase price and approximately $490,000 in capitalized costs made in connection with the Radioservicios transaction during 1997 consisting of legal fees, due diligence costs, closing costs, professional fees and other costs directly related to the acquisition.

On January 2, 1998, the Company purchased 100% of the outstanding capital stock of Telecomunicaciones y Servicios S.A. ("TyS"), a Chilean operating company. TyS holds 10 800 MHz channels in the metropolitan region of Santiago, Chile. The total consideration given and liabilities assumed for the Chilean company was approximately $3,200,000, of which $800,000 was paid at closing, approximately $2,040,000 was paid June 29, 1998 and $350,000 on July 8, 1998 upon the transfer of 290 additional channels (40 of which are in the metropolitan region of Santiago) to the operating company. Approximately $80,000 represented the fair value of the net tangible assets as of the date of acquisition and the excess purchase price of approximately $3,120,000, which was allocated to SMR licenses. SMR licenses are amortized over 40 years.

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

On October 15, 1998, the Company signed a purchase agreement for the acquisition of certain Chilean assets, including a license for 20 800 MHz channels in Santiago, certain infrastructure and subscribers. On July 26, 1999, the Company completed this acquisition for approximately $2,100,000. Approximately $220,000 represented the fair value of the net tangible assets. The excess purchase price over the fair value of the net tangible assets acquired was approximately $1,880,000, which was allocated to SMR licenses. These licenses will be amortized over 23 years, the remaining term of the license.

On October 22, 1998, the Company signed an agreement to purchase 100% of the shares of Trunking S.A. a Chilean non-operating development stage company holding 800 MHz channels (i) 20 in Santiago and (ii) 176 in various other Chilean cities. This acquisition closed on July 26, 1999. Total consideration paid by the Company was $700,000, which was allocated entirely to SMR licenses. These licenses will be amortized over 26 years, the remaining term of the license.

In August 1998, the Company completed the acquisition of a concession for 10 nationwide channels of 800 MHz spectrum in El Salvador for approximately $300,000. The acquisition of assets included certain infrastructure and approximately 140 subscribers. Also, in September 1998, the Company acquired a concession for 30 nationwide channels of 800 MHz spectrum in El Salvador for approximately $949,000. The acquisition of assets also included certain infrastructure and approximately 600 subscribers. In addition to acquisitions, the Company was awarded licenses for 800 MHz channels in El Salvador as follows:
(i) 40 nationwide, the Company paid $620,000 for the channels, which have a 20 year term; (ii) 65 nationwide, the Company paid approximately $2.0 million for the channels, which have a 20 year term; (iii) 25 nationwide, the Company paid approximately $10,000. Of the total amount paid for the license acquisitions and awards, approximately $200,000 represents the fair value of the net tangible assets as of the date of acquisition and the excess purchase price of approximately $3.7 million was allocated to SMR licenses. In October 1998, the Company made a strategic decision to sell its investment in El Salvador. The Company signed a letter of intent on November 11, 1998 for the sale of these assets. Due to this letter of intent, the Company wrote down its investment in El Salvador to the fair market value of $1.5 million and recognized a loss of approximately $2.4 million. This letter of intent expired and the Company decided to continue its operations in El Salvador during 1999.

Toward the end of 1999, the Company decided to focus on its Chile and Peru operations. The Company entered into a letter of intent to sell its Ecuador operations for approximately $2.0 million and, accordingly, wrote down its investment in Ecuador to the fair market value of $2.0 million and recognized a loss of approximately $280,000. The sale was consummated in January 2000 (see
Note 9).

NOTE 4. PROPERTY AND EQUIPMENT

The composition of property and equipment is as follows:

                                    December 31,      December 31,
                                        1998              1999
                                    ------------      ------------
Network infrastructure              $  6,392,786      $  7,573,469
Radios                                 3,321,641         3,901,015
Computer equipment and software          515,225           675,483
Furniture and fixtures                   310,284           480,031
Leasehold improvements                   210,706           186,922
                                    ------------      ------------
                                      10,750,642        12,816,920
Accumulated depreciation              (2,357,801)       (3,932,716)
                                    ------------      ------------
Property and equipment, net         $  8,392,841      $  8,884,204
                                    ============      ============

The Company depreciates network infrastructure over 10 years, radios over 5 years, computer equipment and software over 3 years, furniture and fixtures over 5 years, and leasehold improvements over the life of the lease. The Company had no assets under capital lease at December 31, 1999.

Depreciation expense was $635,135, $1,424,966, and $1,871,407 for the years ended December 31, 1997, 1998 and 1999, respectively.


NOTE 5. INCOME TAXES

The Company is not subject to income taxes under the laws of the Cayman Islands. The Company's foreign participant subsidiaries are subject to foreign income taxes in their respective taxing jurisdictions but have incurred no liability for such taxes due to losses that have been incurred since inception. At December 31, 1998, the Company's foreign participants have net operating and deferred pre-operating loss carryforwards for income tax purposes of approximately $13.1 million that expire starting in the year 2002. These carryforwards are available to offset future taxable income in the respective taxing jurisdictions in which they were incurred. The Company's foreign participants in Peru, Ecuador, Chile and El Salvador are considered pre-operating entities for income tax purposes, and therefore, the losses are deferred for income tax purposes. The losses may be utilized against future taxable income generated in the respective taxing jurisdictions over a period of approximately four years commencing in 1998.

The Company's net deferred tax assets result primarily from the future benefit of net operating loss carryforwards and deferred pre-operating losses.

Net deferred tax assets by country as of December 31, 1998 and 1999 are as follows (in thousands):

                                  Peru         Ecuador        Chile         Other         Total
                                --------      --------      --------      --------      --------
December 31, 1998:
Net operating losses and
   deferred pre-operating
   losses                       $  1,482      $    804      $    436      $     27      $  2,749
Valuation allowance               (1,482)         (804)         (436)          (27)       (2,749)
                                --------      --------      --------      --------      --------
                                $   --        $   --        $   --        $   --        $   --
                                ========      ========      ========      ========      ========
December 31, 1999:
Net operating losses and
   deferred pre-operating
   losses                       $  2,439      $  1,049      $    760      $     81      $  4,329
Valuation allowance               (2,439)       (1,049)         (760)          (81)       (4,329)
                                $   --        $   --        $   --        $   --        $   --
                                ========      ========      ========      ========      ========

The reconciliation of income taxes computed at the various country statutory rates to the income tax benefit is as follows:

                                               Years Ended December 31,
                                          ---------------------------------
                                            1997         1998         1999
                                          -------      -------      -------
Income tax benefit at statutory rates     $(1,660)     $(3,813)     $(1,580)
Increase in valuation allowance             1,660        3,813        1,580
                                          -------      -------      -------
Tax benefit                               $  --        $  --        $  --
                                          =======      =======      =======

The expected income tax benefit at the statutory rate is based upon the applicable foreign income tax rates, ranging from 32% to 40%, depending on the country. There are no significant permanent differences other than the increase in valuation allowance.

Due to the Company's history of operating losses, management of the Company has not been able to conclude that it is more likely than not that the deferred tax assets will be realized in future periods. Accordingly, the Company has provided a full valuation allowance of these assets.

NOTE 6. COMMITMENTS AND CONTINGENCIES

           Recovery of Investments

Since its inception, the Company's efforts have been primarily directed towards raising capital and acquiring, developing and operating SMR and other low-cost, wireless communications networks. Further, the Company has made significant investments in pre-operating entities in various Latin American countries whose primary assets were SMR licenses. The Company began operations and revenue-generating activity in the various countries as follows: Peru in May 1996, Ecuador in March 1997, Chile in January 1998 and El Salvador in September 1998. The ability of the Company to recover its investment in property, equipment and spectrum and to generate positive cash flow and operating profits is contingent upon a number of factors, including the Company's ability to continue to build out and develop the SMR and other low-cost, wireless communications networks it currently owns and to attract and retain sufficient profitable subscribers on its existing systems and those which are under development in sufficient numbers.

           Recoverability of Licenses

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

The Company is not in compliance with certain terms of the concession agreements in Peru including, homologation of equipment (certifying the equipment before entering Peru), site to site transmission of signal (currently allowed only site to handset), unauthorized transfer and use of channels between the Peruvian companies and unauthorized use of certain frequencies granted. The Company has applied to correct these non-compliance issues and is waiting for approval from the Ministry. The Company believes that the applications will be approved and result only in minimal fines, if any; however, there can be no assurance of such outcome. The Company is currently not in compliance with certain minimum subscriber loading requirements with respect to its licenses in the provinces outside Lima/Callao and the Company's paging license. Failure to comply with such requirements may subject the licenses relating to such channels to punitive measures. The Company filed an amendment for each of the Company's two Peruvian subsidiaries relating to these minimum subscriber loading requirements with the Peruvian Ministry of Transportation, Communications, Housing and Construction (the "Ministry"). The Company, based on its own discussions with the Peruvian authorities and based on advice from the Company's outside legal advisors in such matters, believes that the outcome of the items raised by the regulators will not result in an impairment of the carrying amount of the Peruvian licenses.

Operating Lease Commitments

The Company leases certain office facilities and transmission sites under operating leases. Lease terms for office facilities range from one to five years. Lease terms for transmission sites on buildings range from one to two years, with varying renewal terms. Future minimum rental payments for such office facilities and antenna site leases are as follows as of December 31, 1999.

           2000                             $     485,361
           2001                                   433,120
           2002                                    55,137
           2003                                    14,154
           2004                                     8,256
           Thereafter                                   -
                                            -------------
                                            $     996,028
                                            =============

Lease expense for the years ended December 31, 1997, 1998 and 1999 was $113,295, $281,290 and $324,939, respectively.

               Litigation

In the normal course of business, the Company is subject to, and may become a party to, litigation. In management's opinion, none of the matters currently in litigation will have a material impact on the Company's financial position or results of operations.

NOTE 7. SEGMENT INFORMATION AND GEOGRAPHIC DATA

In accordance with the provisions of SFAS No. 131, the Company has determined that its reportable segments are strategic geographic units that develop and operate SMR networks as well as the corporate unit which oversees all operations. The Company is managed by country as each country may require a slightly different business strategy. The accounting policies of the segments are the same as those for the Company on a consolidated basis. The segments are evaluated based upon gains in subscribers and based upon EBITDA. EBITDA represents operating loss before depreciation and amortization and is not a measurement under U.S. generally accepted accounting principles and may not be similar to EBITDA measures of other companies.

The following information presents certain summarized balance sheet and statement of operations data by geographic region as of December 31, 1999, 1998 and 1997 and for the years then ended (in 000's).


                                                         Latin America
                                       --------------------------------------------------
                                                                                   El
                                         Peru         Ecuador        Chile       Salvador       Other      Elimination      Total
                                       --------      --------      --------      --------      --------    -----------     --------
December 31, 1999
Revenues                               $  3,127      $  1,723      $  1,264      $    352      $   --        $   --        $  6,466
EBITDA                                      383           458          (462)          (80)       (1,741)         --          (1,442)
Depreciation and amortization
                                          1,100           781           570            74             1          --           2,526
Operating income (loss)
                                           (717)         (603)       (1,032)         (154)       (1,742)         --          (4,248)
Property, plant and equipment, net        3,681           945         4,252             6          --            --           8,884

Spectrum, net                             7,463           711         5,424         1,291          --            --          14,889
Total assets                           $ 13,258      $  2,243      $ 10,714      $  1,415      $   --        $   (488)     $ 27,142
Capital expenditures
                                            268            41         2,283          --              12          --           2,604
December 31, 1998
Revenues                               $  4,251      $  2,538      $    415      $     82      $   --        $   --        $  7,286
EBITDA                                     (928)         (586)         (976)          (29)       (3,716)         --          (6,235)
Depreciation and amortization
                                            915           663           116            81             5          --           1,780
Operating income (loss)
                                         (1,843)       (1,249)       (1,092)       (2,515)       (3,720)         --         (10,419)
Property, plant and equipment, net        3,886         1,777         2,726             3          --            --           8,392

Spectrum, net                             7,569         1,203         3,218         1,298          --            --          13,288
Total assets                           $ 16,103      $  4,041      $  6,754      $  1,496      $     59      $ (1,451)     $ 27,002
Capital expenditures
                                          1,917         1,924         2,844          --            --            --           6,685
   December 31, 1997
Revenues                               $  2,939      $    775      $   --        $   --        $    (25)     $   --        $  3,689
EBITDA                                   (1,916)         (855)         --            --          (1,015)         --          (3,786)
Depreciation and amortization
                                            734           278          --            --               3          --           1,015
Operating loss                           (2,698)       (1,132)         --            --            (971)         --          (4,801)
Property, plant and equipment, net        3,690         1,066            32          --            --            --           4,788

Spectrum, net                             4,859         1,351          --            --            --            --           6,210
Total assets                           $ 11,440      $  3,181      $   --        $   --        $  1,091          --        $ 15,712
Capital expenditures
                                          4,615           802          --            --            --            --           5,417

The Company conducts a significant portion of its business in Peru, Ecuador and Chile. Accordingly, the Company's cash flow and its ability to make distributions to the Parent Company is significantly dependent upon the cash flow of its Peruvian and Ecuadorian subsidiaries. The Company's ability to recover its investment in these subsidiaries, to fund operations in other countries and to make distributions to the Parent Company, among other things, depends to a significant degree on its ability to transfer funds from such subsidiaries to the Parent Company.

The ability of the Company's subsidiaries to pay dividends or make loans or advances to the Parent Company is subject to regulation within their respective jurisdictions of organization and operation. While the existing laws and regulations of these jurisdictions generally do not prohibit the Company's subsidiaries from paying dividends or making loans or advances to the Parent Company, there can be no assurance that such laws will continue to permit or will not restrict such payments to be made.

Further, the Company is exposed to credit risk related to receivables denominated in non-United States dollar currencies in these foreign countries.

In January and February 2000, the Company sold its Ecuador and El Salvador operations (see Note 15).

Note 8.    PRO FORMA INFORMATION (UNAUDITED)

The following pro forma information for the year ended December 31, 1997 gives effect to the disposition of U.S. Operations and the acquisitions of C-Comunica and Transnet, as if each had occurred on January 1, 1997. The majority of the 1998 and 1999 acquisitions were of spectrum and non-operating entities, with no revenue, and the impact on net loss applicable to common shareholders is not significant. The pro forma financial information does not purport to represent what the Company's results of operations would actually have been if such transactions had in fact occurred on such date. The pro forma results presented below are based upon currently available information and upon certain assumptions that management believes are current circumstances.

                                            For the Year Ended         Pro Forma       Pro Forma Combined
                                            December 31, 1997         Adjustments          (Unaudited)
                                            ------------------      ----------------   ------------------
Revenues                                       $  8,689,477         $     92,457 (a)      $  3,781,934
Net loss applicable to common
  stockholders                                 $ (4,743,228)        $   (358,659)(b)      $ (5,101,887)

(a) For the seven-month period ended July 31, 1997 the revenues for C-Communica and Transnet were approximately $92,000.
(b) For the seven-month period ended July 31, 1997 the net loss related to C-Comunica and Transnet was approximately $359,000 (includes additional amortization expense related to the step-up in value of the spectrum licenses acquired of $17,500).

Note 9. SUBSEQUENT EVENTS

On January 27, 2000, Company sold 100% of the shares of its Ecuador subsidiary for $2.0 million. In a related transaction with the same party, the Company purchased 100% of the shares of two Chilean companies having a combined total 800 MHz channels (i) 40 in Santiago and (ii) 725 in various Chilean cities for approximately $4.0 million. Of this purchase price amount, $2.0 million was offset by the $2.0 million sale price of the Ecuador subsidiary.

In February 2000, the Company entered into an agreement for the sale of all of its El Salvador assets for approximately $200,000, except for its 800 MHz licenses. As part of this transaction, the Company also entered into a management arrangement with the purchaser whereby the purchaser will manage the 800 MHz licenses for a period of two years.

                                    PART III

ITEM 10.  EXECUTIVE OFFICERS AND DIRECTORS

         The executive officers, key employees and directors of the Company as of March 30, 2000 are as follows:

NAME                           AGE       POSITIONS
----                           ---       ---------
Steven C. Halstedt (4)         52        Chairman of the Board
Karl Maier                     32        President and Chief Executive Officer
Barbara H. Vonderheid          44        Senior Vice President - Business Development
Rafael Luces                   44        Senior Vice President and General Manager - Latin America
Nanny Laverde                  31        Controller
Stephen W. Schovee (1)(4)      40        Director
Robert F. McKenzie (3)(4)      56        Director
William W. Sprague (1)(3)      42        Director
William D. Stanfill (2)        63        Director
Mark A. Leavitt (2)            40        Director
Bernard G. Dvorak (1)(4)       39        Director
Chris J. DeMarche              43        Director

--------------------------
(1) Member of Finance Committee
(2) Member of Audit Committee
(3) Member of Compensation Committee
(4) Member of Executive Committee

Steven C. Halstedt has been the Chairman of the Board of the Company since May 13, 1999. Previously, he was executive vice president and director of Daniels & Associates, Inc., a private communications service company involved in cable television system operations, from 1976 to 1981. Mr. Halstedt is chairman of Verio Inc., a publicly traded company, and is currently a member of the Board of Directors of VIA NET.WORKS Inc., Formus Communications, Inc., VeloCom, Inc., Gabriel Communications, Inc. and ViViD Connections, Inc. He is former chairman of the board of OneComm Corporation, PageAmerica Group, Inc., and Orion Network Systems, Inc., all of which became publicly traded telecommunications companies. He is a former member of the Board of Directors of Cencom Cable Associates, Inc. and Comlinear Corporation. Mr. Halstedt co-founded the Centennial Funds, a venture capital fund, in 1981. Mr. Halstedt received a B.S. with distinction in Management Engineering from Worcester Polytechnical Institute and an M.B.A. from the Amos Tuck School of Business Administration at Dartmouth College.

Karl Maier has been President and Chief Executive Officer of the Company since January 20, 2000, and prior to that was President and Chief Operating Officer since May 13, 1999, Vice President - Finance and Secretary of the Company since March 1998, Director of Finance from March 1997 to March 1998, and Director of Business Planning from September 1996 to March 1997. From 1995 to 1996, Mr. Maier was a Vice President at Freyberg Hambros GmbH, an investment banking firm in Frankfurt, Germany. From 1993 to 1995, Mr. Maier was Chief Financial Officer of Berlin Cosmetics, a cosmetics manufacturer in Berlin, Germany. From 1989 to 1993, Mr. Maier was an Assistant Vice President in the First National Bank of Boston's Foreign Multinational Division. Mr. Maier received his B.A. in History and German from Bowdoin College in 1989.

Barbara H. Vonderheid has been Senior Vice President - Business Development of the Company since May 13, 1999. Prior to that she was Vice President - Business Development of the Company since February 1996. From January 1993 through January 1996, Ms. Vonderheid was Vice President of Acquisitions at Alert Centre, Inc., a security alarm company. From June 1990 until January 1993, Ms. Vonderheid was Assistant General Counsel and Acquisitions Staff Counsel at Alert Centre, Inc. Ms. Vonderheid received her B.A. from Colorado State University in Political Science in 1977 and her J.D. from the University of Denver in 1986.

Rafael Luces has been Senior Vice President - General Manager Latin America since May 13, 1999. Prior to that date he was the Director of Operations - Andean Region from July 1998 to May 1999, and was Director of Sales and Marketing - Latin America from August 1996 to July 1998. From 1994 to 1996, Mr. Luces was Sales Marketing Manager for RMD. From 1990 to 1994, Mr. Luces was Special Product Division Manager for Moore Business

Forms. Mr. Luces received his Bachelor in International Commerce from Universidad Simon Rodriguez in 1983. Mr. Luces also speaks Spanish and Portuguese.

Nanny Laverde has been Controller of the Company since April 26, 1999. From September 1996 to April 1999 she worked at Arthur Andersen LLP in the audit division. She received her B.S. in Accounting from the University of Colorado - Denver in 1995. Ms. Laverde is a native of Colombia.

Stephen W. Schovee is a co-founder of the Company and has been a Director of the Company since October 1995. Mr. Schovee is a Managing Member of the General Partner of Telecom Partners L.P., and Telecom Partners II, L.P., venture capital funds focused on early stage telecommunication services companies. Mr. Schovee joined The Centennial Funds, a telecommunications-oriented venture capital firm, in 1987 and became a general partner in 1991. In 1989, Mr. Schovee co-founded OneComm, and served as its Chief Executive Officer from 1992 to 1995. Mr. Schovee is a director of Verio, Inc., Formus Communications, Inc., Product Partners, Inc., InfoBeat, Inc., Intergram Corporation and VeloCom, Inc. Mr. Schovee received his B.S. in engineering from Bucknell University in 1981 and his M.B.A. from The Wharton School in 1986.

Robert F. McKenzie has been a Director of the Company since December 1995. Mr. McKenzie was a founder and a director of OneComm and was President and Chief Operating Officer from 1990 to 1994. Currently, Mr. McKenzie serves on the Executive Board of the University of Colorado Interdisciplinary Telecommunications Program and is on the board of the Crown Castle Tower Corporation and VeloCom, Inc. Mr. McKenzie received his B.S. in Business Administration from the University of Colorado in 1966.

William W. Sprague has been a Director of the Company since December 1996 and is co-founder and President of Crest International Holdings L.L.C., a private equity fund. Prior to founding Crest International Holdings L.L.C., Mr. Sprague was employed by Smith Barney Inc. where he was a Managing Director and the Head of the MediaCom Group from November 1994 to February 1996 and Co-Head of the Mergers and Acquisitions Group from April 1992 to November 1994. Mr. Sprague is also a director of Ethan Allen, Inc., Orb Image, One-on-One Sports Radio, Inc. and Communication Resources, Inc. Mr. Sprague received his B.A. in Political Economy from Williams College in 1980 and his M.B.A. from The Wharton School in 1984.

William D. Stanfill has been a Director of the Company since October 1996 and is a general partner of Trailhead Ventures, L.P., a venture capital fund. Mr. Stanfill is also President of Larimer Venture Advisors, Inc., which manages a $38 million fund-of-funds activity. In 1974, Mr. Stanfill co-founded the investment advisory firm of Morrill, Stanfill and Co. Mr. Stanfill serves on the advisory boards of several United States venture capital partnerships, including: American Health Care Fund, Glenwood Ventures, O'Donnell and Masur, Technology Partners West, The Woodlands Venture Fund, Utah Ventures, and Arizona Growth Partners. Mr. Stanfill also serves on the advisory board of Euro Venture, Geneva and on several non-profit boards including the University of Denver's Social Science Foundation and the Colorado Outward Bound School. In addition, Mr. Stanfill serves on the endowment committee of the University of Denver. Mr. Stanfill received his B.A. from the University of Colorado in 1962.

Mark A. Leavitt has been a Director of the Company since October 1997. Since August 1996, Mr. Leavitt has been a Managing Director and Head of the Media and Telecommunications Investment Banking Group at Prudential Securities Incorporated. Prior to joining Prudential Securities Incorporated, Mr. Leavitt was at Oppenheimer & Co., Inc. for approximately ten years, where he headed the Media and Communications Group. Mr. Leavitt received his A.B. in Economics from Trinity College in 1980, and M.B.A. from the University of Chicago Graduate School of Business in 1983.

Bernard G. Dvorak has been a Director of the Company since February 1998. From February 9, 1998 to May 13, 1999, he was President and Chief Executive Officer of the Company and prior to that was Chief Financial Officer of the Company since February 3, 1997. From 1989 to 1996, Mr. Dvorak was Chief Financial Officer and one of the founders of UIH. Mr. Dvorak received his B.S. in accounting from Ferris State University in 1981.

Chris J. DeMarche has been a Director of the Company since November 10, 1999. Mr. DeMarche has been the Chief Technical Officer of Verio Inc. since 1996. From 1995 to 1996, Mr. DeMarche was CTO and Senior Vice President of Nextel, where he is credited with developing solutions to critical network and telecommunications technology barriers. From 1993 to 1995, he was Senior Vice President of Engineering and Technology at

OneComm, where he was responsible for building a national engineering team and designing and implementing wireless communication networks.

BOARD OF DIRECTORS MEETINGS AND COMMITTEES

The Board held six meetings during 1999, including both regularly scheduled and special meetings and actions by unanimous written consent.

Executive Committee. The Board established an Executive Committee in July, 1999 to exercise all the powers and authority of the Board in the management of the Company, except as prohibited by the Delaware General Corporation Law. Steven Halstedt, Bernard Dvorak, Stephen Schovee and Robert McKenzie serve on the Executive Committee.

Finance Committee. The Board established a Finance Committee to review with management of the Company the annual budget, financial obligations and capital structure of the Company. Bernard Dvorak, William Sprague and Stephen Schovee serve on the Finance Committee.

Audit Committee. The Board established an Audit Committee to: (i) make recommendations concerning the engagement of independent public accountants;
(ii) review with the Company's management and the independent public accountants the plans for, and scope of, the audit procedures to be utilized and results of audits; (iii) approve the professional services provided by the independent public accountants; (iv) review the adequacy and effectiveness of the Company's internal accounting controls; and (v) perform any other duties and functions required by any regulatory body or other organization. Mark Leavitt and William Stanfill serve on the Audit Committee.

Compensation Committee: Robert McKenzie and William Sprague serve on the Compensation Committee. The Compensation Committee determines the salaries, cash bonuses and fringe benefits of the executive officers, reviews the salary administration and benefit policies of the Company and administers the Incentive Stock Option Plan.

Each Director attended more than 75% of the aggregate number of Board and/or applicable committee meetings in 1999.

ITEM 11. EXECUTIVE COMPENSATION

         The following table provides a summary of compensation for fiscal 1997, 1998 and 1999 with respect to the Chief Executive Officer and the other most highly compensated officers of the Company whose annual salary and bonus during the calendar year ended December 31, 1999 exceeded $100,000 (collectively, the "Named Officers").

SUMMARY COMPENSATION TABLE

                                                                                         LONG-TERM
                                                                                        COMPENSATION
                                                                                           AWARDS
NAME AND                                                             OTHER ANNUAL   SECURITIES UNDERLYING   ALL OTHER COMPENSATION
PRINCIPAL POSITION                 YEAR      SALARY        BONUS    COMPENSATION(9)       OPTIONS(#)             COMPENSATION
------------------                 ----      ------        -----    --------------- ---------------------   ----------------------
Karl Maier (1)                     1999     $138,354     $ 58,021     $   --                300,000               $   --
    President and Chief            1998       96,614       16,875        1,320               20,000                   --
    Executive Officer              1997       81,667       20,000        1,365               50,000                   --
Bernard G. Dvorak (2)              1999       65,879         --           --                   --
    President and Chief            1998      218,981       50,000        1,320              250,000(10)               --
    Executive Officer              1997      160,417         --          2,082              250,000(10)               --
Fred A. Gallart (7)                1999       95,332       95,174         --                   --                     --
    Senior Vice President -        1998      169,063       34,609         --                   --                     --
    Business Development and       1997      144,792       81,250         --                212,000(11)               --
    General Manager - Latin
    America
Barbara H. Vonderheid              1999      154,217       38,542         --                225,000                   --
    Senior Vice President -        1998      147,069       30,000        1,320                 --                     --
    Business Development           1997      100,000       50,000        2,028               95,000                   --

Rafael Luces (8)                   1999      127,812       52,750         --                100,000                   --
     Senior Vice President and     1998       96,800        6,605         --                   --                     --
     General Manager - Latin       1997       85,917       20,900         --                 77,500                   --
     America
Michael N. Simkin (5)              1999         --           --           --                   --                     --
     Chief Executive Officer       1998      143,828         --            220                 --                   25,000
     and Director                  1997      105,000       50,000        1,132              500,000(6)              22,223

--------------------------
(1) Mr. Maier was the Vice President - Finance of the Company until May 13, 1999 at which time he became the President and Chief Operating Officer. Mr. Maier was named President and Chief Executive Officer on January 20, 2000.
(2) Mr. Dvorak was the Chief Financial Officer of the Company until February 9, 1998 at which time he became the President and Chief Executive Officer. Mr. Dvorak resigned his employment with the Company effective May 13, 1999, although he was elected as a director of the Company on that date, and continues to serve as a director.
(3)      Consists of moving expenses.
(4) Ms. Vonderheid's bonus consisted of: $20,750 in cash and $20,750 in the Company's Series B Preferred Stock. Mr. Maier's bonus consisted of :
         $2,917 in cash and $2,916 in the Company's Series B Preferred Stock.
(5)      Mr. Simkin's employment with the Company ended February 19, 1998.
(6) Mr. Simkin was granted 500,000 options during fiscal 1997, however, due to his resignation, he vested in only 100,000 of such options.
(7)      Mr. Gallart's employment with the Company ended May 28, 1999.
(8) Mr. Luces was the Director of Operations - Andean Region until May 13, 1999 at which time he became Senior Vice President and General Manager
         - Latin America.
(9)      Yearly parking fee.
(10) Mr. Dvorak was granted 250,000 options in 1997 and 250,000 options in 1998, however, due to his resignation, he vested in only 150,000 of such options.
(11) Mr. Gallart was granted 212,000 options in 1997, however, due to his departure, he vested in only 107,600 of such options.


OPTION GRANTS IN LAST FISCAL YEAR

               The following table contains information concerning the grant of stock options to the Named Officers during the fiscal year ended December 31, 1999.



                          NUMBER OF     % OF TOTAL                                     POTENTIAL REALIZABLE VALUE
                          SECURITIES     OPTIONS                                         AT ASSUMED ANNUAL RATES
                          UNDERLYING    GRANTED TO       EXERCISE OR                  OF STOCK PRICE APPPRECIATION
                           OPTIONS     EMPLOYEES IN       BASE PRICE    EXPIRATION          FOR OPTION TERM (1)
NAME                       GRANTED      FISCAL YEAR       ($/SHARE)        DATE            5%             10%
---------------------     ----------     ----------      ----------     ----------     ----------     ----------
Karl Maier                   300,000             77%     $     0.01       11/10/09     $    1,887     $    4,781
Bernard G. Dvorak(3)            --             --              --             --             --             --
Fred A. Gallart(4)              --             --              --             --             --             --
Barbara H. Vonderheid        225,000             64%     $     0.01       11/10/09     $    1,415     $    3,586
Rafael Luces                 100,000             50%     $     0.01       11/10/09     $      629     $    1,594
Michael N. Simkin (2)           --             --              --             --             --             --

--------------------------
(1) The potential realizable value is calculated based on the term of the option at the date of grant (10 years). It is calculated assuming that the options are granted with exercise prices equal to fair market value and that the fair market value of the Company's stock on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. The fair market value of the Company's Common Stock on the date of grant of these options (November 10, 1999) was determined by the Company's Board of Directors to be $0.01 per share.
(2)      Mr. Simkin's employment with the Company ended February 19, 1998.
(3) Mr. Dvorak's employment with the Company ended May 13, 1999, although he was elected as a director of the Company on that date, and continues to serve as a director.
(4)      Mr. Gallart's employment with the Company ended May 28, 1999.


OPTION EXERCISES AND FISCAL YEAR-END VALUES

         The following table sets forth certain information as to options exercised during the fiscal year ended December 31, 1998 and as to unexercised options held at the end of such fiscal year by the Named Officers.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR END OPTION VALUES

                                            NUMBER OF SECURITIES UNDERLYING      VALUE OF UNEXERCISED IN-THE-
                                                  UNEXERCISED OPTIONS              MONEY OPTIONS AT FISCAL
                              SHARES              AT FISCAL YEAR-END                     YEAR-END (1)
                            ACQUIRED ON     -------------------------------     -------------------------------
NAME                         EXERCISE        EXERCISABLE      UNEXERCISABLE      EXERCISABLE      UNEXERCISABLE
---------------------     -------------     -------------     -------------     -------------     -------------
Karl Maier                         --              96,000           294,000     $        --       $        --
Bernard G. Dvorak(3)               --             150,000              --                --                --
Fred Gallart(4)                    --             107,600              --                --                --
Barbara H. Vonderheid              --             101,000           249,000              --                --
Rafael Luces                       --              64,500           135,500              --                --
Michael N. Simkin (2)              --             100,000              --                --                --

------------------
(1) Based on the estimated fair market value of the Company's common stock of $0.01 as of December 31, 1999, there were no options in the money at year end.
(2)      Mr. Simkin's employment with the Company ended February 19, 1998.
(3) Mr. Dvorak's employment with the Company ended May 13, 1999, although he was elected as a director of the Company on that date, and continues to serve as a director.
(4)      Mr. Gallart's employment with the Company ended May 28, 1999.


DIRECTORS' COMPENSATION

               During the year ended December 31, 1999, except for Mr. McKenzie, Mr. Dvorak and Mr. DeMarche, who each received $1,000 in cash for each board of directors meeting attended and $500 in cash for each telephonic board of director meeting participated in, members of the Board of Directors did not receive cash compensation for acting as members of the Board or Committees of the Board, other than reimbursement for reasonable out-of-pocket expenses incurred in connection with their attendance at meetings of the Board and its committees. Currently, Mr. McKenzie, Mr. DeMarche and Mr. Dvorak are the only directors entitled to receive cash compensation for attendance at board meetings.

               Directors' Stock Options

               From time to time the Board has granted options to purchase shares of Common Stock to various members of the Board who are not officers of the Company in consideration for their service as directors. For the year ended December 31, 1999, 50,000 were granted to Mr. DeMarche in consideration for serving on the Board.

EMPLOYMENT AGREEMENTS

               The Company currently has no employment agreements with any officer or employee.

               On November 17, 1997, the Company entered into an agreement (the "Rhodes Agreement") with Jeff E. Rhodes, the former President of the Company, pursuant to which, among other things, Mr. Rhodes resigned from his position as President of the Company and from the Board of Directors of the Company and each of the Company's Subsidiaries, but agreed to stay on as a part-time employee of the Company for a period of six months for the purpose of providing assistance on certain corporate development projects. Mr. Rhodes was paid a monthly salary of $16,667 during this period. The Rhodes Agreement also provides for the immediate vesting of 80% of Mr. Rhodes' unvested options, contains non-competition, non-solicitation and confidentiality covenants on behalf of Mr. Rhodes, contains a limited right of first refusal giving the Company the right to pursue certain business opportunities identified by Mr. Rhodes, and contains mutual releases by Mr. Rhodes and the Company.

               On February 19, 1998, the Company entered into an agreement (the "Simkin Agreement") with Michael N. Simkin, the former Chief Executive Officer of the Company, pursuant to which, among other things, Mr. Simkin resigned from his position as Chief Executive Officer of the Company and from the Board of Directors of the Company and each of the Company's Subsidiaries. Mr. Simkin received (i) a payment equal to six months salary, paid in one lump sum in the amount of $105,000 and (ii) a relocation payment in the amount of $25,000. The Simkin Agreement also provides for the immediate vesting of 20% of Mr. Simkin's unvested options, contains non-competition, non-solicitation and confidentiality covenants on Mr. Simkin's behalf, contains a no-change provision with regard to a Promissory Note under which Mr. Simkin was obligated to pay to the Company $72,500 on or before October 3, 1999. On September 30, 1999 Mr. Simkin agreed to return the shares of Series C Preferred Stock previously issued to him for cancellation of the loan.

               On May 13, 1999, the Company reached an oral agreement with Bernard G. Dvorak to allow Mr. Dvorak's options to continue to vest until December 31, 1999, provided that Mr. Dvorak continued to serve on the Company's Board of Directors through that date. In addition, the Company agreed that Mr. Dvorak's vested options would be exercisable for a period lasting until the year following the date Mr. Dvorak ceases to be a director of the Company.

               On May 31, 1999, the Company entered into an agreement (the "Gallart Agreement") with Federico A. Gallart, the former Senior Vice President of the Company, pursuant to which, among other things, Mr. Gallart resigned from his position as Senior Vice President of the Company. Mr. Gallart received a payment equal to $100,000, composed of (i) a bonus equal to 25% of Mr. Gallart's annual salary ($42,500) for achieving certain goals in Lima, Peru, and (ii) $57,500 as additional severance. In addition, Mr. Gallart is entitled to the following compensation: (i) 25% of the accounts receivable collected on accounts that are more than 60 days past due customer accounts in Peru and Ecuador for the period ending May 31, 1999; (ii) 10% of the amount actual EBITDA exceeded budgeted 1999 EBITDA for all Latin American operations for the months of March, April and May 1999; and (iii) $24,397 representing 298.5 hours of vacation paid. The Gallart Agreement also provides for the accelerated vesting of Mr. Gallart's Stock Options. These options will continue to vest through December 31, 1999.

1996 STOCK OPTION PLAN

               The Company's 1996 Stock Option Plan (the "Option Plan") was adopted by the Board of Directors in January 1996. A total of 1,250,000 shares of Common Stock were originally authorized for issuance under the Option Plan. The Option Plan was amended in February 1997 to authorize the Company to grant up to 1,488,000 shares of Common Stock and on October 3, 1997, the Board of Directors increased the shares of Common Stock authorized for issuance under the Option Plan to 2,307,972 shares. In November 1999, the Board of Directors approved an increase in the authorized shares to 3,600,000. At December 31, 1999, 2,115,970 shares of Common Stock were the subject of outstanding stock options granted under the Option Plan and 1,484,030 shares remained available for future grants. The Board of Directors may suspend or terminate the Option Plan at any time. Unless sooner terminated, the Option Plan will terminate on the 10th anniversary of its adoption by the Board of Directors.

               The Option Plan provides for the grant of (i) options intended to qualify as incentive stock options under the Internal Revenue Code of 1986 (as amended) (the "Code") and (ii) nonstatutory stock options. Incentive stock options may be granted only to employees of the Company and its Affiliates. Nonstatutory options may be granted only to employees or consultants of the Company or its Affiliates, or members of the Board of Directors of the Company.

               The Option Plan is administered by the Board of Directors or a committee appointed by the Board (the "Committee"). Subject to the terms of the Option Plan, the Board of Directors or the Committee determines which of the eligible persons shall be granted options and the types of options to be granted, including the exercise price, the number of shares subject to the option and the exercisability thereof.

               The terms of options granted under the Option Plan may not exceed 10 years. The exercise price of options granted under the Option Plan is determined by the Board of Directors; provided that (i) the exercise price for an incentive stock option cannot be less than 100% of the fair market value of the Common Stock on the date of the option grant, and (ii) the exercise price for a nonstatutory stock option cannot be less than 85% of the fair market value of the Common Stock on the date of the option grant. Options granted under the Option Plan vest at the rate specified in each individual option agreement. No option may be transferred by the optionee other than by will or the laws of descent or distribution or, in certain limited instances, pursuant to a qualified domestic relations order; provided that an optionee may designate a beneficiary who may exercise the option following the optionee's death. An optionee whose relationship with the Company or any of its Affiliates ceases for any reason, other than by death or permanent disability, may (to the extent that such optionee was entitled to exercise the option on the date of the termination) exercise options during the three month period following such cessation (unless such options expire sooner by their terms) or in such longer period as may be provided in the option agreement. If an optionee's relationship with the Company or any of its Affiliates ceases due to death or disability, his or her options may be exercised during the 12 month period following such cessation due to disability and during the 18 month period following such cessation due to death (unless in each case, the option sooner expires by its terms).

               The Option Plan provides that no incentive stock option may be granted to any person who, at the time of grant, owns (or is deemed to own) stock possessing more than 10% of the total combined voting power of the Company or any of its Affiliates, unless the exercise price is at least 110% of the fair market value of the stock subject to the option on the date of grant, and the term of the option does not exceed five years from the date of the grant. To the extent that the aggregate fair market value, determined at the date of grant of the shares of Common Stock with respect to which incentive stock options are exercisable for the first time by an optionee during any calendar year (under all such plans of the Company and its Affiliates), exceeds $100,000, such options (or portion thereof) shall be treated as nonstatutory options.

               Shares subject to options that expire or otherwise terminate without having been exercised in full become available again for the grant of options under the Option Plan.

               Under the terms of the Option Plan, the Board of Directors or the Committee has the authority to re-price options outstanding under the Option Plan and to reduce the exercise price of such options. In addition, the Board of Directors or the Committee may, with the consent of affected option holders, provide for the cancellation of outstanding options and the substitution of new options therefor. Such new options may be exercisable for the same or different number of shares, and shall have an exercise price of not less than 50% of fair market value of such shares in the case of nonstatutory options, or not less than 100% of fair market value of such shares in the case of incentive stock options (or 110% of the fair market value of such shares in the case of incentive stock options granted to a 10% stockholder).

               The Option Plan provides that upon the occurrence of a dissolution, liquidation, merger, consolidation, sale of substantially all of the assets of the Company, or other similar corporate event as provided in the Option Plan, the right to exercise under all outstanding options under the Option Plan will be accelerated to permit the optionee to exercise such options in full prior to such event.

ADJUSTMENT OF EXERCISE PRICE OF OUTSTANDING OPTIONS

               On October 3, 1997, the Board of Directors authorized the reduction of the exercise price to $1.45 of the outstanding options held by certain employees and directors granted under the Option Plan with an exercise price greater than $1.45 (the "Qualified Options"). Each Qualified Option was amended and replaced with a new option with an exercise price of $1.45 (the "New Options"). Each New Option (i) automatically vested to the extent that the Qualified Option it amended and replaced was vested; (ii) continues to vest upon each anniversary of the Qualified Option; and (iii) has a term of 10 years from the date of the grant of the New Option.

               PRINCIPAL STOCKHOLDERS

               The following table sets forth certain information regarding beneficial ownership of the voting securities of the Company as of March 20, 2000 by (i) each person (or group of affiliated persons) who is known by the Company to own beneficially more than 5% of the Company's voting securities,
(ii) each of the Company's directors and executive officers, and (iii) all of the Company's executive officers and directors as a group. See "Certain Relationships and Related Transactions."


                                                                                                              Fully Diluted Common
                                                                                                             Shares Upon Conversion
                                                                                                                      (6)
                                                                                Aggregate                   ------------------------
                                                  Number of                     Principal     Number of
                                                  Shares of     Number of       Amount of     Shares of
                                     Number of     Series A     Shares of      Convertible     Series C                   Percentage
                                     Shares of    Preferred     Series B          Notes       Preferred                   of Voting
         Beneficial Owner(1)       Common Stock      (2)       Preferred (3)       (4)           (5)          Number        Stock
         ------------------        ------------   ----------   -------------   -----------    ----------     --------     ----------
EXECUTIVE OFFICERS AND DIRECTORS:
Karl Maier (7)(8)                        --          --              799           --              563         99,370       0.28%
Barbara H. Vonderheid (7)(9)             --          --            5,685           --            2,698        122,358       0.32%
Rafael Luces (7)(10)                     --          --             --             --             --           64,500       0.01%
Steven C. Halstedt (7)                   --          --             --             --             --             --         --
Bernard G. Dvorak (7)(11)                --          --           13,700           --            5,685        182,032       0.50%
Mark A. Leavitt (7)                      --          --             --             --             --             --         --
Robert McKenzie (7)(12)                30,000           3         10,000           --           26,756        219,096       0.38%

Stephen Schovee (7)(13)                                       --        --           --         --          --          --     --
William Sprague (7)(14)                                       --        --           --         --          --          --     --
Chris J. DeMarche (7)
William Stanfill (7)(15)                                      --        --           --         --          --          --     --

All directors and executive officers as a group (eleven
      persons)                                              30,000         3       30,184       --        65,886     687,356   1.96%
5% SHAREHOLDERS:
Centennial Fund IV, L.P. (16)(17)(21)                    1,638,000       175      274,000       --     1,051,816   5,138,149  14.67%
Centennial Fund V, L.P. (16)(18)(21)                          --        --      2,391,787       --     1,643,676   5,001,377  14.28%
Centennial Entrepreneurs Fund V, L.P. (16)(19)(21)
                                                              --        --         73,973       --        50,840     154,687   0.44%
Centennial Holdings, I, LLC. (16)(20)(21)                   95,381        10       43,157       --        95,921     371,181   1.06%
Crest Funding Partners, L.P. (22)                             --        --        700,000       --       331,877   1,314,570   3.75%
Crest SMR, LLC (22)                                           --        --        669,863       --       317,590   1,257,974   3.59%
Banc Boston Ventures Incorporated (23)                        --        --        821,918       --       260,466   1,414,312   4.04%
Telecom Partners, L.P. (24)                              1,500,000        30       68,493       --       957,295   2,907,222   8.30%
Trailhead Ventures, L.P. (25)                                 --          80      136,986       --       401,830   1,537,534   4.39%
Prudential Securities Incorporated (26)                       --        --           --         --     4,211,628   4,211,628  12.03%
MGVF II Ltd. (27)                                             --          26      205,479       --       205,638     800,703   2.29%
FG-CC (28)                                                    --        --           --         --        46,796      46,796   0.13%
Merrill Lynch Global Allocation Fund Inc. (29)
                                                              --        --           --   10,000,000        --     7,841,061  22.39%

------------------
(1) "Beneficial owner" means generally any person who, directly or indirectly, has or shares voting power or investment power with respect to a security, as well as the voting power of Common Stock subject to dividends on the Series C Preferred to be issued within 60 days of such date and options which were exercisable as of April 30, 2000, or which will become exercisable within 60 days of such date, held by each individual or entity listed.
(2) Each share of Series A Preferred is convertible into Common Stock at any time in accordance with the following formula, subject to adjustment for dilutive sales and corporate reorganizations:


              (Number of Shares of Series A Preferred) x ($25,000)
              ----------------------------------------------------
                                      $2.12


         Holders of shares of Series A Preferred vote with the Series B Preferred, the Series C Preferred, and the Common Stock on an as-converted basis and also have certain separate voting rights in their capacity as holders of Series A Preferred.


(3) Each share of Series B Preferred is convertible into Common Stock at any time in accordance with the following formula, subject to adjustment for dilutive sales and corporate reorganizations:


               (Number of Shares of Series B Preferred) x ($3.65)
               --------------------------------------------------
                                      $2.60


         Holders of shares of Series B Preferred vote with the Series A Preferred, the Series C Preferred, and the Common Stock on an as-converted basis and also have certain separate voting rights in their capacity as holders of Series B Preferred.


(4) The Convertible Notes plus all accrued and unpaid interest thereon are convertible at any time directly into Common Stock in accordance with the following formula, subject to adjustment for dilutive sales and corporate reorganizations.


            (Outstanding principal of each Convertible Note plus all
                      accrued and unpaid interest thereon)
           ---------------------------------------------------------
                                      $2.25


(5) Each share of Series C Preferred is convertible into Common Stock at any time in accordance with the following formula, subject to adjustment for dilutive sales and corporate reorganizations:


               (Number of Shares of Series C Preferred) x ($1.45)
               --------------------------------------------------
                                      $1.45


         Holders of shares of Series C Preferred vote with the Series A Preferred, the Series B Preferred, and the Common Stock on an as-converted basis and also have certain separate voting rights in their capacity as holders of Series C Preferred.


(6) Assumes (a) conversion into Common Stock of all outstanding shares of Series A Preferred, Series B Preferred, Series C Preferred and of the Convertible Notes, (b) exercise of all options which were exercisable on April 30, 2000 or will become exercisable within 60 days after that date. Does not include the accrued and unpaid interest component of the Convertible Notes.


(7) The address of all of the officers and directors of the Company is c/o Centennial Communications Corp., 1528 Wazee Street, Suite 200, Denver, CO 80202.

(8) The fully diluted number of shares includes 96,000 shares of Common Stock issuable upon exercise of stock options exercisable within 60 days of April 30, 2000.


(9) The fully diluted number of shares includes 101,000 shares of Common Stock issuable upon exercise of stock options exercisable within 60 days of April 30, 2000.


(10) The fully diluted number of shares includes 64,500 shares of Common Stock issuable upon exercise of stock options exercisable within 60 days of April 30, 2000.


(11) The fully diluted number of shares includes 150,000 shares of Common Stock issuable upon exercise of stock options exercisable within 60 days of April 30, 2000.


(12) The fully diluted number of shares includes 24,000 shares of Common Stock issuable upon exercise of stock options exercisable within 60 days of April 30, 2000.

(13) Excludes Shares owned directly by Telecom Partners. Mr. Schovee may be deemed to have an indirect pecuniary interest in an intermediate portion of the Shares beneficially owned by Telecom Partners. Mr. Schovee disclaims beneficial ownership of these Shares within the meaning of Rule 13d-3 under the Exchange Act.

(14) Excludes Shares owned directly by Crest Funding and Crest SMR. Mr. Sprague may be deemed to have an indirect pecuniary interest in an intermediate portion of the Shares beneficially owned by Crest Funding and Crest SMR. Mr. Sprague disclaims beneficial ownership of these Shares within the meaning of Rule 13d-3 under the Exchange Act.

(15) Excludes Shares owned directly by Trailhead Ventures. Mr. Stanfill may be deemed to have an indirect pecuniary interest in an intermediate portion of the Shares beneficially owned by Trailhead Ventures. Mr. Stanfill disclaims beneficial ownership of these Shares within the meaning of Rule 13d-3 under the Exchange Act.


(16) The address of Centennial Fund IV, L.P., Centennial Fund V, L.P., Centennial Entrepreneurs Fund V, L.P., and Centennial Holdings I, LLC is 1428 15th Street, Denver, CO 80202.


(17) Centennial IV is the direct beneficial owner of the shares of Common Stock, Series A Preferred, Series B Preferred and Series C Preferred (the "Shares") set forth beside its name in the table above. Centennial Holdings IV, L.P. ("Holdings IV"), the sole General Partner of Centennial IV, may be deemed to indirectly beneficially own Centennial IV's Shares and Senior Notes by virtue of its authority to make decisions regarding the voting and disposition of Shares beneficially owned by Centennial IV. Steven C. Halstedt, Jeffrey H. Schutz, Adam Goldman, Donald H. Parsons, Jr., and David C. Hull, Jr. are the sole general partners of Holdings IV (the "Individual Partners"). By virtue of the relationships described above and their roles with Centennial IV and Holdings IV, each of the Individual Partners may be deemed to control Centennial IV and Holdings IV and may be deemed to possess indirect beneficial ownership of the Shares held by Centennial IV. However, none of the Individual Partners, acting alone, has voting or investment power with respect to the Shares directly beneficially held by Centennial IV and, as a result, each Individual Partner disclaims beneficial ownership of the Shares and Senior Notes held by Centennial IV.

(18) Centennial V is the direct beneficial owner of the shares of Series B Preferred and Series C Preferred set forth beside its name in the table above. Centennial Holdings V, L.P ("Holdings V") is the sole general partner of Centennial V and may be deemed to indirectly beneficially own Centennial V's Shares by virtue of its authority to make decisions regarding the voting and disposition of Shares beneficially owned by Centennial V. The Individual Partners are also the sole general partners of Holdings V. By virtue of the relationships described above and their roles with Centennial V and Holdings V, each of the Individual Partners may be deemed to control Centennial V and Holdings V and may be deemed to possess indirect beneficial ownership of the Shares held by Centennial V. However, none of the Individual Partners, acting alone, has voting or investment power with respect to the Shares directly beneficially held by Centennial V and, as a result, each Individual Partner disclaims beneficial ownership of the held by Centennial V.

(19) Centennial Entrepreneurs Fund V, L.P. ("Entrepreneurs Fund") is the direct beneficial owner of the shares of Series B Preferred and Series C Preferred set forth beside its name in the able above. Holdings V is the sole general partner of Entrepreneurs Fund and may be deemed to indirectly beneficially own Entrepreneurs Fund's Shares by virtue of its authority to make decisions regarding the voting and disposition of Shares beneficially owned by Entrepreneurs Fund. The Individual Partners are also the sole general partners of Holdings V. By virtue of the relationships described above and their roles with Entrepreneurs Fund and Holdings V, each of the Individual Partners may be deemed to control Entrepreneurs Fund and Holdings V and may be deemed to possess indirect beneficial ownership of the Shares held by Entrepreneurs Fund. However, none of the Individual Partners, acting alone, has voting or investment power with respect to the Shares directly beneficially held by Entrepreneurs Fund, and as a result, each Individual Partner disclaims beneficial ownership of the Shares and Senior Notes held by Entrepreneurs Fund.

(20) Each of the Individual Partners are officers and stockholders, and two of the Individual Partners are directors, of Centennial Holdings, I, L.L.C. ("Holdings I"). Holdings I is the Managing Member and each of the Individual Partners is a unit holder of Centennial Holdings I, L.L.C. ("Holdings LLC"). Holdings I is the direct beneficial owner of 95,381 shares of Common Stock, 10 shares of Series A Preferred (which are convertible into 119,292 shares of Common Stock), 43,157 shares of Series B Preferred (which are convertible into 60,586 shares of Common Stock) and 95,921 of Series C Preferred (which are convertible into 95,921 shares of Common Stock). Holdings LLC is the direct beneficial owner of shares of Series B Preferred and Series C Preferred. By virtue of being the Managing Member of Holdings LLC, Holdings I may be deemed to beneficially own Shares directly beneficially owned by Holdings LLC. However, no Individual Partner or other person, acting alone, has voting or investment power with respect to any of the Shares directly held by either Holdings I or Holdings LLC, and, as a result, each Individual Partner disclaims beneficial ownership of the Shares held by Holdings I and Holdings LLC.

(21) Centennial V, Holdings V, the Individual Partners, Entrepreneurs Fund, Holdings I and Holdings LLC each disclaim beneficial ownership of the Shares held by Centennial IV. Centennial IV, Holdings IV, the Individual Partners, Entrepreneurs Fund, Holdings I and Holdings LLC each disclaim beneficial ownership of the Shares held by Centennial V. Centennial V, Centennial IV, Holdings IV, the Individual Partners, Holdings I and Holdings LLC each disclaim beneficial ownership of the Shares held by Entrepreneurs Fund. Centennial V, Holdings V, Centennial IV, Holdings IV, the Individual Partners, Entrepreneurs Fund and Holdings LLC each disclaim beneficial ownership of the Shares held by Holdings I Centennial V, Holdings V, Centennial IV, Holdings IV, the Individual Partners and Entrepreneurs Fund each disclaim beneficial ownership of the Shares held by Holdings LLC.


(22) The address of Crest Funding Partners, L.P. and Crest SMR, L.L.C. is 320 Park Avenue, 17th Floor, New York, NY 10022.


(23) The address of BancBoston Ventures Incorporated is 100 Federal St., 32nd Floor, Boston, MA 02110.


(24) The address of Telecom Partners, L.P. is 6400 South Fidler's Green Circle, Suite 720, Englewood, CO 80111.


(25) The address of Trailhead Ventures, L.P. is 730 17th Street, Suite 690, Denver, CO 80202.


(26) The address of Prudential Securities Incorporated is One New York Plaza, 18th Floor, New York, NY 10292.


(27)     The address of MGVF II Ltd. is 910 Travis, Suite 2400, Houston, TX
         77002.


(28) FG-CC is the direct beneficial owner of the Series C Preferred Shares set forth beside its name in the table above. FG-CC is a Florida general partnership, the address of FG-CC is c/o FG II, 72 Cummings Point Road, Stamford, CT 06902.


(29) Included in the fully diluted number of shares is 2,560,000 shares issuable upon exercise of the warrants issued in connection with the Senior Discount Notes. The address of Merrill Lynch Global Allocation Fund, Inc. is 800 Scudders Mill Road, Plainsboro, New Jersey, 08536.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               In connection with these transactions, the Company, the purchasers of the Series A Preferred, the Series B Preferred, the Senior Notes and the holders of the Company's Common Stock, entered into a Stockholders Agreement (as amended to the date hereof, the "Stockholders Agreement"). Pursuant to the Stockholders Agreement, each of Centennial IV, Centennial V, Telecom Partners, Crest Funding and PSI (so long as it holds 15% of the Company's Common Stock on a fully diluted basis) is entitled to designate one director to the Company's board of directors (in each case, so long as such person holds at least 5% of the Company's Common Stock on a fully diluted basis). The total number of directors is set at eleven, which cannot be changed without the consent of the parties to the Stockholders Agreement. Under the terms of the Stockholders Agreement, any holder of Senior Notes, Series Preferred or Common Stock issued upon conversion of Senior Notes or Series Preferred that desires to transfer its securities, must first offer to sell its securities to the Company and then to the other holders of Series Preferred and Senior Notes, subject to exceptions for transfers to affiliates or family members. In any private sale of 25% or more of the total holdings of Series Preferred and Common Stock (in the aggregate) held by Centennial IV and Centennial V (and their respective affiliates and subsidiaries), such holders are obligated to offer the other holders of Senior Notes or Series Preferred the opportunity to participate in such sale on a pro rata basis. In addition, PSI is entitled to participate on a pro rata basis in any private sale by holders of more than 25% of the shares of Series C Preferred or Common Stock issued on the conversion of the Series C Preferred. The restrictions on transfer in the Stockholders Agreement will terminate upon the earlier of (i) any sale of Series Preferred, Senior Notes or Common Stock issued upon the conversion of Series Preferred or Senior Notes pursuant to a registered offering under the Securities Act of 1933, as amended (the "Securities Act") or in a transaction pursuant to Rule 144 under the Securities Act; (ii) the transfer of such securities pursuant to the transfer provisions in the Stockholders Agreement; (iii) a Sale (as defined in the Stockholders Agreement) of the Company; or (iv) closing of an underwritten public offering by the Company, at a per share price paid by the public of at least $6 a share (subject to adjustment for stock splits, stock dividends, reverse stock splits and similar recapitalizations) and an aggregate price paid by the public of at least $20 million.

               The purchasers of the Senior Notes and the Series Preferred also received certain registration rights in connection with their purchase of such securities. At any time after the earlier of October 3, 2000 or the completion of an initial public offering by the Company, the holders of at least 20% of the Common Stock underlying the Series Preferred or otherwise held by the Series Preferred holders party to the registration rights agreement with the Company (subject to adjustment for stock splits, stock dividends, reverse stock splits and similar recapitalizations) (the "Registrable Securities") may make four demands that the Company register their Registrable Securities on Form S-1 under the Securities Act. Two of the demand registrations are to be paid for by the Company and two are to be paid for by the holders requesting registration. In addition, the holders of Registrable Securities may request an unlimited number of registrations on Form S-2 or Form S-3, which shall be paid for by the Company. The holders also have piggyback registration rights so that if the Company proposes to register any of its securities under the Securities Act, either for its own account or for the account of other security holders, the Company is required to include the Registrable Securities requested to be included in such registration, subject to certain cut backs required by underwriters.

               In addition to the registration rights granted to the holders of the Series Preferred, PSI, so long as it holds at least 33% of the Registrable Securities held by PSI on October 3, 1997, is entitled to two demand registrations which are to be paid for by the Company (the "PSI Demand Right"). The PSI Demand Right is exercisable at any time after 120 days following the date the Company has completed a public offering of its equity securities.

               Pursuant to a registration rights agreement (the "Senior Discount Notes Registration Rights Agreement") among the Company and the purchasers of the Senior Discount Notes, the Company agreed: (i) to file with the Commission on or prior to the earlier to occur of (a) an offering of securities of the Company pursuant to which the Company is thereafter subject to the reporting requirements of the Exchange Act and (b) 300 days after the closing of the Senior Discount Notes offering, a registration statement with respect to an offer to exchange (the "Exchange Offer") the Senior Discount Notes for a new issue of senior discount notes of the Company (the "New Notes") with terms substantially identical to those of the Senior Discount Notes and (ii) to use its best efforts to cause such registration statement to become effective within 60 days following the date of this filing. . The liquidated damages are due and payable with the first interest payment on July 1, 2003. The liquidated damages were charged on a weekly basis per $1,000 bond and increase every 90 days for a fee of $2,000 up to $10,000 per week during 1999 until the registration statement was declared effective.

               The Company will be required under the terms of the Warrant Agreement with the Purchasers of the Senior Discount Notes to (i) file and use its best efforts to cause to become effective prior to the Exercise Commencement Date a shelf registration statement (the "Warrant Shelf Registration Statement") with respect to the Warrant Shares issuable upon the exercise of the Warrants and (ii) keep the Warrant Shelf Registration Statement continuously effective until the earlier of such time as the Warrants have been exercised and the expiration date there of.

               Holders of the Warrant Shares will also be entitled to piggyback registration rights, subject to customary pro rata cut backs and to certain registration rights of the Company's existing stockholders.

                                     PART IV

Exhibits, financial Statements, and Reports on Form 8-K


(a)      Reports on Form 8-K

         Not applicable

(b)      Exhibits

                                 Exhibit Index

Exhibit
  No.               Description
-------             -----------
3.1*     Amended and Restated Certificate of Incorporation of the Company, as
         amended
3.2*     Bylaws of the Company
4.1*     Purchase Agreement dated January 12, 1998 between the Company and
         Salomon Brothers Inc and Prudential Securities Incorporated
4.2*     Indenture dated January 15, 1998 between the Company and State Street
         Bank and Trust Company
4.3*     Form of Private Note
4.4*     Form of Exchange Note
4.5*     Notes Registration Rights Agreement dated January 15, 1998 by and among the Company and Solomon Brothers Inc and Prudential Securities Inc and
         Prudential Securities Incorporated
4.6*     Collateral Pledge Agreement dated January 15, 1998 between the Company and State Street Bank and Trust Company
4.7*     Escrow Agreement dated January 15, 1998 between the Company and Morgan
         Stanley, Dean Witter and Discover & Co.
10.1*    Founders Round Purchase Agreement dates as of December 8, 1995 between the Company and the persons listed on the Schedule of Purchasers attached hereto
10.2*    Founds round Stockholders Agreement dated as of December 8, 1995 between the Company and the Investors listed on the Schedule of
         Purchasers attached hereto
10.3*    Series A Purchase Agreement dated as of June 27, 1996 between the
         Company and the persons listed on the Schedule of Purchasers attached hereto
10.4*    Series B Purchase Agreement dated as of November 22, 1996 between the
         Company and the persons listed on the Schedule of Purchasers attached hereto
10.5*    Series C Purchase Agreement dated as of October 3, 1997 between the
         Company and the Purchasers set for therein
10.6*    Second Amended and Restated Stockholders Agreement dated as of October
         3, 1997 between the Company and each of the Investors listed on the
         Schedule of Investors attached thereto
10.7*    Convertible Note Purchase Agreement dated as of January 15, 1998 between the Company and the Purchasers set forth therein
10.8*    Third Amended and Restated Registration Agreement dated January 15,
         1998 between the Company and the persons listed as Investors on the schedule attached thereto
10.9*    Centennial Communications Corp. 1996 Stock Option Plan including amendments and forms of Incentive Stock Option Agreement and
         Non-statutory Stock Option Agreement
10.10*   Warrant Agreement dated as of January 15, 1998 between Centennial
         Communications Corp. and State Street Bank and Trust Company
10.11*   Confidential Termination and Release Agreement dated February 19, 1998 between the Company and Michael N. Simkin
10.12*   Confidential Termination and Release Agreement dated November 19, 998 between the Company and Jeff E. Rhodes
10.13*   Confidential Termination and Release Agreement dated as of May 31, 1999 between the Company and Federico A. Gallart
10.14    Management Agreement dated as of February 25, 2000 between Radio
         Trunking de El Salvador Ltda. And Salcom S.A. Portions of this Exhibit have been omitted and filed separately with the Commission as confidential information
21.1*    Statement re Computation of Ratio of Earnings to Fixed Charges
21.1*    List of Subsidiaries of the Company
27       Financial Data Schedule

* Imported by reference to Registration Statement on Form S-4 as declared effective on August 13, 1999 (file No. 333-62815).

                                    SIGNATURE


Pursuant to the requirements of Securities Exchange Act of 1934, this report to be signed by the following persons on behalf of the registrant and in capacities and on the dates indicated.




                                     CENTENNIAL COMMUNICATIONS CORP.
                                     a Delaware corporation


                                     By: /s/Karl Maier
                                        ----------------------------------
                                         Karl Maier
                                         Director, President and
                                         Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                   Signatures

SIGNATURES                      TITLE                                     DATE
----------                      -----                                     ----
/s/ Nanny G. Laverde            Controller (Principal Financial and       March 28, 2000
----------------------------
Nanny G. Laverde                            Accounting Officer)

/s/ Steve C. Halstedt           Chairman of the Board                     March 28, 2000
----------------------------
Steve C. Halstedt

/s/ Steven W. Schovee           Director                                  March 28, 2000
----------------------------
Steven W. Schovee

/s/ Robert F. Mckenzie          Director                                  March 28, 2000
----------------------------
Robert F. Mckenzie

                                Director                                  March 28, 2000
----------------------------
Bernard G. Dvorak

/s/ William W. Sprague          Director                                  March 28, 2000
----------------------------
William W. Sprague

/s/ William D. Stanfill         Director                                  March 28, 2000
----------------------------
William D. Stanfill

/s/ Mark A. Leavitt             Director                                  March 28, 2000
----------------------------
Mark A. Leavitt

                                Director
----------------------------
Chris J. DeMarche

                                 Exhibit Index

Exhibit
  No.               Description
-------             -----------
3.1*     Amended and Restated Certificate of Incorporation of the Company, as
         amended
3.2*     Bylaws of the Company
4.1*     Purchase Agreement dated January 12, 1998 between the Company and
         Salomon Brothers Inc and Prudential Securities Incorporated
4.2*     Indenture dated January 15, 1998 between the Company and State Street
         Bank and Trust Company
4.3*     Form of Private Note
4.4*     Form of Exchange Note
4.5*     Notes Registration Rights Agreement dated January 15, 1998 by and among the Company and Solomon Brothers Inc and Prudential Securities Inc and
         Prudential Securities Incorporated
4.6*     Collateral Pledge Agreement dated January 15, 1998 between the Company and State Street Bank and Trust Company
4.7*     Escrow Agreement dated January 15, 1998 between the Company and Morgan
         Stanley, Dean Witter and Discover & Co.
10.1*    Founders Round Purchase Agreement dates as of December 8, 1995 between the Company and the persons listed on the Schedule of Purchasers attached hereto
10.2*    Founds round Stockholders Agreement dated as of December 8, 1995 between the Company and the Investors listed on the Schedule of
         Purchasers attached hereto
10.3*    Series A Purchase Agreement dated as of June 27, 1996 between the
         Company and the persons listed on the Schedule of Purchasers attached hereto
10.4*    Series B Purchase Agreement dated as of November 22, 1996 between the
         Company and the persons listed on the Schedule of Purchasers attached hereto
10.5*    Series C Purchase Agreement dated as of October 3, 1997 between the
         Company and the Purchasers set for therein
10.6*    Second Amended and Restated Stockholders Agreement dated as of October
         3, 1997 between the Company and each of the Investors listed on the
         Schedule of Investors attached thereto
10.7*    Convertible Note Purchase Agreement dated as of January 15, 1998 between the Company and the Purchasers set forth therein
10.8*    Third Amended and Restated Registration Agreement dated January 15,
         1998 between the Company and the persons listed as Investors on the schedule attached thereto
10.9*    Centennial Communications Corp. 1996 Stock Option Plan including amendments and forms of Incentive Stock Option Agreement and
         Non-statutory Stock Option Agreement
10.10*   Warrant Agreement dated as of January 15, 1998 between Centennial
         Communications Corp. and State Street Bank and Trust Company
10.11*   Confidential Termination and Release Agreement dated February 19, 1998 between the Company and Michael N. Simkin
10.12*   Confidential Termination and Release Agreement dated November 19, 998 between the Company and Jeff E. Rhodes
10.13*   Confidential Termination and Release Agreement dated as of May 31, 1999 between the Company and Federico A. Gallart
10.14    Management Agreement dated as of February 25, 2000 between Radio
         Trunking de El Salvador Ltda. And Salcom S.A. Portions of this Exhibit have been omitted and filed separately with the Commission as confidential information
21.1*    Statement re Computation of Ratio of Earnings to Fixed Charges
21.1*    List of Subsidiaries of the Company
27       Financial Data Schedule

* Imported by reference to Registration Statement on Form S-4 as declared effective on August 13, 1999 (file No. 333-62815).