Form 10-K/A
period 1999-12-31
CORDILLERA COMMUNICATIONS CORP
filed 2000-04-03
CIK 1028468

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                               Amendment No 1 to
                                    FORM 10-K


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

                         CORDILLERA COMMUNICATIONS CORP.
                   (Formerly Centennial Communications Corp.)
                         1999 ANNUAL REPORT ON FORM 10-K

                                     PART I

                                                                                                      Page
Item 1.       Business.............................................................................     4
Item 2.       Properties...........................................................................    16
Item 3.       Legal Proceedings....................................................................    17
Item 4.       Submission of Matters to a Vote of Security Holders..................................    17

                                     PART II

Item 5.       Market for Registrant's Common Equity and Related Stockholder
              Matters..............................................................................    18
Item 6.       Selected Financial Data..............................................................    19
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of
              Operations...........................................................................    21
Item 7a.      Quantitative and Qualitative Disclosures About Market Risk...........................    30
Item 8.       Financial Statements and Supplementary Data..........................................    30
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial
              Disclosure...........................................................................    30

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant...................................    31
Item 11.      Executive Compensation...............................................................    33
Item 12.      Security Ownership of Certain Beneficial Owners and Management.......................    37
Item 13.      Certain Relationships and Related Transactions.......................................    41

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K (No exhibits
              are furnished with this report)......................................................    43

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

         The completion of the sale was based upon the approval from the Federal Communications Commission (the "FCC"). The Company received approval for the majority of the MTA's as of December 31, 1998. The approval for the three remaining MTA's to two purchasers was received in September and October 1999. During the period of time between the execution of the purchase agreement and the receipt of FCC approval to transfer the SMR licenses and related debt provided by the United States government for the purpose of acquiring spectrum licenses in the FCC Auction (the "FCC Debt"), the Company entered into management agreements (the "Management Agreements") with the purchasers, whereby the purchasers were responsible, subject to the Company's control, for all management aspects of the U.S. Operations being purchased, were obligated to reimburse the Company for all required payments under the FCC Debt, and received most of the economic benefits of managing such U.S. Operations.



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


         Interest Expense. Interest expense increased approximately $324,000 in 1999, as compared to 1998, and $3.9 million in 1998 as compared to 1997. This increase is due to interest on the Exchange and Convertible Notes. As of December 31, 1999, the Company had $21.4 million outstanding of its 14% Exchange Notes and $11.8 million of its 9% Convertible Notes. In 1999 interest expense reflects the application of a compounded, effective interest rate of approximately 20% on the Exchange Notes. Accretion of discount on the Exchange Notes will cause the interest expense to increase in the future. Cash payments of interest on such debt will begin in 2000.


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


(a)      Reports on Form 8-K

         Not applicable

(b)      Exhibits

                                 Exhibit Index

Exhibit
  No.               Description
-------             -----------
3.1*     Amended and Restated Certificate of Incorporation of the Company, as
         amended
3.2*     Bylaws of the Company
4.1*     Purchase Agreement dated January 12, 1998 between the Company and
         Salomon Brothers Inc and Prudential Securities Incorporated
4.2*     Indenture dated January 15, 1998 between the Company and State Street
         Bank and Trust Company
4.3*     Form of Private Note
4.4*     Form of Exchange Note
4.5*     Notes Registration Rights Agreement dated January 15, 1998 by and among the Company and Solomon Brothers Inc and Prudential Securities Inc and
         Prudential Securities Incorporated
4.6*     Collateral Pledge Agreement dated January 15, 1998 between the Company and State Street Bank and Trust Company
4.7*     Escrow Agreement dated January 15, 1998 between the Company and Morgan
         Stanley, Dean Witter and Discover & Co.
10.1*    Founders Round Purchase Agreement dates as of December 8, 1995 between the Company and the persons listed on the Schedule of Purchasers attached hereto
10.2*    Founds round Stockholders Agreement dated as of December 8, 1995 between the Company and the Investors listed on the Schedule of
         Purchasers attached hereto
10.3*    Series A Purchase Agreement dated as of June 27, 1996 between the
         Company and the persons listed on the Schedule of Purchasers attached hereto
10.4*    Series B Purchase Agreement dated as of November 22, 1996 between the
         Company and the persons listed on the Schedule of Purchasers attached hereto
10.5*    Series C Purchase Agreement dated as of October 3, 1997 between the
         Company and the Purchasers set for therein
10.6*    Second Amended and Restated Stockholders Agreement dated as of October
         3, 1997 between the Company and each of the Investors listed on the
         Schedule of Investors attached thereto
10.7*    Convertible Note Purchase Agreement dated as of January 15, 1998 between the Company and the Purchasers set forth therein
10.8*    Third Amended and Restated Registration Agreement dated January 15,
         1998 between the Company and the persons listed as Investors on the schedule attached thereto
10.9*    Centennial Communications Corp. 1996 Stock Option Plan including amendments and forms of Incentive Stock Option Agreement and
         Non-statutory Stock Option Agreement
10.10*   Warrant Agreement dated as of January 15, 1998 between Centennial
         Communications Corp. and State Street Bank and Trust Company
10.11*   Confidential Termination and Release Agreement dated February 19, 1998 between the Company and Michael N. Simkin
10.12*   Confidential Termination and Release Agreement dated November 19, 998 between the Company and Jeff E. Rhodes
10.13*   Confidential Termination and Release Agreement dated as of May 31, 1999 between the Company and Federico A. Gallart
10.14**  Management Agreement dated as of February 25, 2000 between Radio
         Trunking de El Salvador Ltda. And Salcom S.A. Portions of this Exhibit have been omitted and filed separately with the Commission as confidential information
21.1*    Statement re Computation of Ratio of Earnings to Fixed Charges
21.1*    List of Subsidiaries of the Company
27**     Financial Data Schedule

* Imported by reference to Registration Statement on Form S-4 as declared effective on August 13, 1999 (file No. 333-62815).

** previously filed

                        CONSOLIDATED FINANCIAL STATEMENTS
                  AND REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                                TABLE OF CONTENTS


                                                                                         Page
                                                                                         ----
CORDILLERA COMMUNICATIONS CORP. (formerly Centennial Communications Corp.) AND
         SUBSIDIARIES:

         Report of Independent Public Accountants......................................   F-2
         Consolidated Balance Sheets as of December 31, 1998 and 1999..................   F-3
         Consolidated Statements of Operations and Comprehensive Loss
              For the Years Ended December 31, 1997, 1998 and 1999 ....................   F-4
         Consolidated Statements of Mandatorily Redeemable, Convertible
              Preferred Stock and Stockholders' Equity (Deficit) for the Years
              Ended December 31, 1997, 1998 and 1999...................................   F-5
         Consolidated Statements of Cash Flows for the Years Ended.....................
              December 31, 1997, 1998 and 1999                                            F-7
         Notes to Consolidated Financial Statements....................................   F-9

CENTENNIAL CAYMAN CORP. AND SUBSIDIARIES:
         Consolidated Financial Statements.............................................   F-29 - F-44

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



                                           Mandatorily Redeemable, Convertible Preferred Stock
                                  -----------------------------------------------------------------------------------------------

                                         Series A               Series B               Series C               Common Stock
                                  ----------------------  --------------------   ----------------------  ------------------------
                                    Shares       Amount    Shares      Amount     Shares       Amount      Shares        Amount
                                    ------       ------    ------      ------     ------       ------      ------        ------



BALANCES, December 31, 1996            352    8,764,448  5,670,851  20,064,668          --          --    3,502,500        35,025
Exercise of stock options               --           --         --          --          --          --          150             2
Preferred stock issued as bonus        -             --     40,241     146,890          --          --           --            --
Preferred stock issued for              --           --     24,159      61,749          --          --           --            --
       services, net of expenses
    Preferred stock issued for          --           --         --          --      50,000      72,500           --            --
note receivable          (Note 10)
Accretion of preferred stock to         --        7,898         --     133,910          --          --           --            --
    redemption value
Stock based compensation                --           --         --          --          --          --           --            --
Net loss                                --           --         --          --          --          --           --            --
Cumulative translation adjustment       --           --         --          --          --          --           --            --
                                     -----   ----------  --------- -----------   --------- -----------    ---------      --------
BALANCES, December 31, 1997            352   $8,772,346  5,735,251 $20,407,217      50,000     $72,500    3,502,650        35,027
                                     =====   ==========  ========= ===========   ========= ===========    =========      ========
Exercise of stock options               --           --         --          --          --          --          100             1
Conversion of Convertible Notes         --           --         --          --   7,955,691  11,535,746           --            --
    to Series C Preferred Stock                                                         --
Warrants issued in connection           --           --         --          --          --          --           --            --
    with Exchange Notes
Dividends payable on the Series         --           --         --          --          --          --           --            --
    C Preferred Stock
Payment of dividends on the             --           --         --          --     783,478   1,136,040           --            --
    Series C Preferred Stock in                                                         --
    additional shares
Accretion of preferred stock to         --        7,896         --     133,908          --          --           --            --
    redemption value
Stock based compensation                --           --         --          --          --          --           --            --
Net loss                                --           --         --          --          --          --           --            --
Cumulative translation adjustment       --           --         --          --          --          --           --            --
                                     -----   ----------  --------- -----------   --------- -----------    ---------      --------
BALANCES, December 31, 1998            352   $8,780,242  5,735,251 $20,541,125   8,789,169 $12,744,286    3,502,750      $ 35,028
                                     =====   ==========  ========= ===========   ========= ===========    =========      ========



                                                      Stockholders Equity (Deficit)
                                                  -----------------------------------------------------


                                                                                Accumulated
                                                                                  Other
                                                   Additional                   Comprehen-        Total
                                                    Paid-In      Accumulated    Sive Income   Stockholders'
                                                    Capital        Deficit        (Loss)     Equity (Deficit)
                                                  -----------    -----------    -----------  ----------------
BALANCES, December 31, 1996                         3,456,530     (4,832,904)        (6,469)       (1,347,818)
Exercise of stock options                                 373             --             --               375
Preferred stock issued as bonus                            --             --             --                --
Preferred stock issued for                                 --             --             --                --
       services, net of expenses
    Preferred stock issued for                             --             --             --                --
note receivable          (Note 10)
Accretion of preferred stock to                      (141,808)            --             --          (141,808)
    redemption value
Stock based compensation                               22,000             --             --            22,000
Net loss                                                   --    (15,715,031)            --       (15,715,031)
Cumulative translation adjustment                          --             --         13,004            13,004
                                                  -----------    -----------         ------      ------------
BALANCES, December 31, 1997                       $ 3,337,095    (20,547,935)        $6,535      $(17,169,278)
                                                  ===========    ===========         ======      ============
Exercise of stock options                                 249             --             --               250
Conversion of Convertible Notes                            --             --             --                --
    to Series C Preferred Stock
Warrants issued in connection                       5,760,000             --             --         5,760,000
    with Exchange Notes
Dividends payable on the Series                    (1,393,700)            --             --        (1,393,700)
    C Preferred Stock
Payment of dividends on the                                --             --             --                --
    Series C Preferred Stock in
    additional shares
Accretion of preferred stock to                      (141,804)            --             --          (141,804)
    redemption value
Stock based compensation                               37,458             --             --            37,458
Net loss                                                   --    (15,433,395)            --       (15,433,395)
Cumulative translation adjustment                          --             --        131,998           131,998
                                                  -----------    -----------       --------      ------------
BALANCES, December 31, 1998                       $ 7,599,298    (35,981,330)      $138,533      $(28,208,471)
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
                                                              ==============    ==============      ==============

A summary of the status of the Plan as of December 31, 1997, 1998 and 1999 and the changes during the years then ended are presented in the tables and narrative below:

                                                    1997                           1998                            1999
                                         -------------------------       -------------------------       --------------------------
                                                          Weighted                        Weighted                        Weighted
                                                            Avg.                            Avg.                             Avg.
                                                          Exercise                        Exercise                        Exercise
                                           Shares          Price           Shares          Price           Shares           Price
                                         ----------      ----------      ----------      ----------      ----------      ----------
Outstanding at beginning of year            572,750      $     1.89       1,896,011      $     1.46       1,772,285      $     1.46
Granted                                   2,438,750            1.96         559,000            1.65       1,020,000            0.01
Exercised                                      (150)          (2.50)           (100)          (2.50)             --              --
Forfeited or canceled                    (1,115,339)          (2.77)       (682,626)          (1.61)       (676,315)          (1.45)
                                         ----------      ----------      ----------      ----------      ----------      ----------
Outstanding at end of year                1,896,011            1.46       1,772,285            1.46       2,115,970            0.76
                                         ==========      ==========      ==========      ==========      ==========      ==========
Exercisable at end of year                  254,604            1.64         587,106            1.53       1,021,997            1.19
                                         ==========      ==========      ==========      ==========      ==========      ==========
Weighted average fair value of
     options granted                     $     0.44                      $     0.35                      $    0.002
                                         ==========                      ==========                      ==========

The status of total stock options outstanding and exercisable under the Plan as of December 31, 1999 follows:


                                      Stock Options Outstanding                      Stock Options Exercisable
                      -----------------------------------------------------------    -------------------------------------
                                                Weighted
                                                Average             Weighted                                Weighted
      Range of             Number of           Remaining            Average                                 Average
      Exercise              Options           Contractual           Exercise           Number of            Exercise
       Prices             Outstanding         Life (Years)           Price               Shares              Price
       ------             -----------         ------------          --------           ---------            --------
$0.01                      1,020,000                9.9              $0.01               204,000              $0.01
$1.00 - $1.45              1,014,770                7.8              $1.37               736,797              $1.36
$2.25 - $2.50                 62,000                7.1              $2.42                62,000              $2.42
$3.25                         19,200                7.1              $3.25                19,200              $3.25
                          ----------              -----              -----             ---------              -----
Totals                     2,115,970                8.8              $0.76             1,021,997              $1.19
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
                                                                        ============         ============


           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements

                    CENTENNIAL CAYMAN CORP. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS



                                                                                      Year              Year              Year
                                                                                      Ended             Ended             Ended
                                                                                   December 31,      December 31,      December 31,
                                                                                   ------------      ------------      ------------
                                                                                       1997              1998              1999
REVENUE:
  Radio service revenue                                                            $  2,247,494      $  5,215,243      $  5,533,303
  Equipment sales                                                                     1,376,396         1,922,659           760,520
  Other                                                                                  65,587           147,921           171,804
                                                                                   ------------      ------------      ------------
                                                                                      3,689,477         7,285,823         6,465,627
                                                                                   ------------      ------------      ------------

COSTS AND EXPENSES RELATED
  TO REVENUE (exclusive of depreciation
   Shown below):
  Network and site expense                                                               79,492            99,130           218,824
  Cost of equipment sold                                                              2,038,116         2,790,528           913,038
  Maintenance and other                                                                 176,380           616,622           409,038
                                                                                   ------------      ------------      ------------
                                                                                      2,293,988         3,506,280         1,540,900
                                                                                   ------------      ------------      ------------

OPERATING COSTS AND EXPENSES:
  Selling, general and administrative
    (including $936,000, $3,486,000 and $1,748,000 in allocations from Parent, respectively)
                                                                                      5,181,796        10,014,313         6,366,914
  Loss on Impairment of Assets                                                             --           2,403,700           280,393
  Depreciation and amortization                                                       1,014,885         1,780,091         2,525,660
                                                                                   ------------      ------------      ------------
                                                                                      6,196,681        14,198,104         9,172,967
                                                                                   ------------      ------------      ------------

OPERATING LOSS                                                                       (4,801,192)      (10,418,561)       (4,248,240)
                                                                                   ------------      ------------      ------------

OTHER INCOME (EXPENSE):
  Interest expense                                                                       (3,894)         (241,244)         (175,541)
  Other                                                                                  61,858          (233,941)          (91,931)
                                                                                   ------------      ------------      ------------
                                                                                         57,964          (475,185)         (267,472)
                                                                                   ------------      ------------      ------------

NET LOSS                                                                             (4,743,228)      (10,893,746)       (4,515,712)

OTHER COMPREHENSIVE INCOME (LOSS):
  Foreign currency translation adjustments                                               13,004           131,998          (645,794)
                                                                                   ------------      ------------      ------------

COMPREHENSIVE LOSS                                                                 $ (4,730,224)     $(10,761,748)     $ (5,161,506)
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


NOTE 5. INCOME TAXES


The Company is not subject to income taxes under the laws of the Cayman Islands. The Company's foreign participant subsidiaries are subject to foreign income taxes in their respective taxing jurisdictions but have incurred no liability for such taxes due to losses that have been incurred since inception. At December 31, 1999, the Company's foreign participants have net operating and deferred pre-operating loss carryforwards for income tax purposes of approximately $13.1 million that expire starting in the year 2002. These carryforwards are available to offset future taxable income in the respective taxing jurisdictions in which they were incurred. The Company's foreign participants in Peru, Ecuador, Chile and El Salvador are considered pre-operating entities for income tax purposes, and therefore, the losses are deferred for income tax purposes. The losses may be utilized against future taxable income generated in the respective taxing jurisdictions over a period of approximately four years commencing in 1998.


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

In January and February 2000, the Company sold its Ecuador and El Salvador operations (see Note 9).


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


                                            For the Year Ended         Pro Forma       Pro Forma Combined
                                            December 31, 1997         Adjustments          (Unaudited)
                                            ------------------      ----------------   ------------------
Revenues                                       $  3,689,477         $     92,457 (a)      $  3,781,934
Net loss applicable to common
  stockholders                                 $ (4,743,228)        $   (358,659)(b)      $ (5,101,887)


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

                                Director
----------------------------
Bernard G. Dvorak

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