Form 10-Q
period 2000-03-31
CORDILLERA COMMUNICATIONS CORP
filed 2000-05-15
CIK 1028468

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                                   FORM 10-Q

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT   OF 1934

                     For the quarter ended March 31, 2000

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________

                        CORDILLERA COMMUNICATIONS CORP.
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



     The number of shares outstanding of the Registrant's common stock as of May 12, 2000 was:

          Common stock -  3,502,750 shares

                        CORDILLERA COMMUNICATIONS CORP.
                               TABLE OF CONTENTS




                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1 - Financial Statements
------

                                                                                                                Page Number
                                                                                                                -----------

Condensed Consolidated Balance Sheets as of December 31, 1999 and March 31, 2000 (Unaudited) .................      3
Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended  March
  31, 1999 and 2000 (Unaudited)...............................................................................      4

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1999 and 2000
  (Unaudited).................................................................................................      6
Notes to Condensed Consolidated Financial Statements (Unaudited)..............................................      8
Centennial Cayman Corp. and Subsidiaries Financial Statements and notes to the financial statements for the
  Nine Months Ended September 30, 1999 (Unaudited)............................................................     17

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations................     25
------
Item 3 - Quantitative and Qualitative Disclosures about Market Risk...........................................     32
------


                          PART II - OTHER INFORMATION
                          ---------------------------


Item 1 - Legal Proceedings...................................................................................      33
------
Item 2 - Changes in Securities and Use of Proceeds...........................................................      33
------
Item 5 - Other Information...................................................................................      34
------
Item 6 - Exhibits and Reports on form 8-K....................................................................      34
------

               CORDILLERA COMMUNICATIONS CORP. AND SUBSIDIARIES
               ------------------------------------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                                  (UNAUDITED)
                                  -----------

                                                                                  December 31,                March 31,
                                                                                     1999                       2000
                                                                               -----------------         -----------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                  $       4,012,507         $       7,398,673
    Restricted cash (Note 2)                                                           6,542,816                   407,445
    Accounts receivable, net of allowances for doubtful
      accounts of $827,000  and $699,000, respectively                                   890,668                   706,952
    Radios and accessories inventory                                                     793,122                   567,948
    Prepaid licenses and other current assets                                          1,197,281                   985,030
                                                                               -----------------         -----------------
         TOTAL CURRENT ASSETS                                                         13,436,394                10,066,048
PROPERTY AND EQUIPMENT, net (Note 5)                                                   8,955,716                 7,916,060
LICENSES, net of accumulated amortization of $1,456,000
    and $1,059,000, respectively  (Note 4)                                            14,888,617                17,680,560
OTHER NONCURRENT ASSETS, net                                                           1,993,471                 1,762,170
                                                                               -----------------         -----------------
         TOTAL ASSETS                                                          $      39,274,198         $      37,424,838

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
    Accounts payable                                                           $       1,265,749         $       1,064,293
    Accrued liabilities                                                                1,094,338                 1,177,579
    Current liabilities related to assets held for sale (Note 3)                          32,212                         -
                                                                               -----------------         -----------------
         TOTAL CURRENT LIABILITIES                                                     2,392,299                 2,241,872

LONG-TERM LIABILITIES                                                                    160,000                   160,000
CAPITAL LEASES PAYABLE                                                                         -                         -
CONVERTIBLE NOTES  (Note 6)                                                           11,795,049                12,149,742
EXCHANGE NOTES (Note 6)                                                               21,372,449                22,386,132
                                                                               -----------------         -----------------
                                                                                      35,719,797                36,937,746
                                                                               -----------------         -----------------
COMMITMENTS AND CONTINGENCIES
MANDATORILY REDEEMABLE, CONVERTIBLE
   PREFERRED STOCK:
   Series A, $.01 par value, 352 authorized, issued and outstanding                    8,788,138                 8,790,112
   Series B, $.01 par value, 6,399,648 authorized, 5,735,251  issued and
      Outstanding                                                                     20,675,033                20,708,510
   Series C, $.01 par value, 11,000,000 authorized,  9,834,773 issued and
      Outstanding                                                                     14,260,411                14,260,411
                                                                               -----------------         -----------------
                                                                                      43,723,582                43,759,033
                                                                               -----------------         -----------------
STOCKHOLDERS' EQUITY (DEFICIT):
   Common stock, $.01 par value, 40,000,000 authorized,
      3,502,750 issued and outstanding                                                    35,028                    35,028
   Additional paid-in capital                                                          5,864,542                 5,399,525
   Accumulated deficit                                                               (45,561,490)              (47,949,903)
   Accumulated other comprehensive income                                               (507,261)                 (756,591)
                                                                               -----------------         -----------------
        Total stockholders' equity (deficit)                                         (40,169,181)              (43,271,941)
                                                                               -----------------         -----------------
        Total liabilities and stockholders' deficit                            $      39,274,198         $      37,424,838
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

               CORDILLERA COMMUNICATIONS CORP.  AND SUBSIDIARIES
               -------------------------------------------------
    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
    ----------------------------------------------------------------------
                                  (UNAUDITED)
                                  -----------

                                                                                           For the Three Months Ended
                                                                                                    March 31
                                                                                  --------------------------------------------
                                                                                         1999                      2000
                                                                                  -------------------      -------------------
REVENUE:
   Radio service revenue                                                                    1,481,932                1,150,282
   Equipment sales                                                                            363,540                   74,393
   Activation and other                                                                        30,660                   26,262
                                                                                  -------------------      -------------------
                                                                                            1,876,132                1,250,937
                                                                                  -------------------      -------------------
COSTS AND EXPENSES RELATED TO REVENUE:
   Network and site expense                                                                    53,593                   87,919
   Cost of equipment sold                                                                     460,383                   63,046
   Maintenance and other                                                                       95,366                   77,152
                                                                                  -------------------      -------------------
                                                                                              609,342                  228,117
                                                                                  -------------------      -------------------
OPERATING COSTS AND EXPENSES:
   Selling, general and administrative                                                      1,661,916                1,570,646
   Depreciation and amortization                                                              568,563                  657,828
   Loss on Impairment of Assets                                                                     -                        -
                                                                                  -------------------      -------------------
                                                                                            2,230,479                2,228,474
                                                                                  -------------------      -------------------
OPERATING LOSS                                                                               (963,689)              (1,205,654)
                                                                                  -------------------      -------------------

OTHER INCOME (EXPENSE):
   Interest Expense                                                                        (1,371,871)              (1,456,613)
   Interest Income                                                                            162,686                  125,867
   Other                                                                                       17,562                  147,987
                                                                                  -------------------      -------------------
                                                                                           (1,191,623)              (1,182,759)
                                                                                  -------------------      -------------------
NET LOSS                                                                                   (2,155,312)              (2,388,413)

DIVIDENDS ON AND ACCRETION OF MANDITORILY
 REDEEMABLE PREFERRED SHARES TO REDEMPTION
 VALUE
                                                                                             (415,604)                (468,017)
                                                                                  -------------------      -------------------
NET LOSS APPLICABLE TO COMMON                                                                       -                        -
 STOCKHOLDERS                                                                              (2,570,916)              (2,856,430)

OTHER COMPREHENSIVE INCOME (LOSS)
 Foreign currency translation adjustments                                                     (41,064)                (249,330)
                                                                                  -------------------      -------------------

COMPREHENSIVE LOSS                                                                         (2,611,980)              (3,105,760)

BASIC AND DILUTED NET LOSS PER COMMON SHARE                                       $             (0.73)     $             (0.82)
                                                                                  ===================      ===================

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING BASIC AND DILUTED                                                       3,502,750                3,502,750
                                                                                  ===================      ===================

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

               CORDILLERA COMMUNICATIONS CORP. AND SUBSIDIARIES
               ------------------------------------------------
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (UNAUDITED)
                                  -----------

                                                                                               For the Three Months Ended
                                                                                                        March 31,
                                                                                     ----------------------------------------------
                                                                                            1999                       2000
                                                                                     --------------------      --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                         $         (2,155,312)     $         (2,388,413)
    Adjustments to reconcile net loss to net cash
        used in operating activities-
           Depreciation and amortization                                                          568,563                   657,828
           Loss sale of El Salvador assets                                                              -                   107,008
           Allowance for doubtful accounts                                                          4,403                     9,376
           Accretion of interest on exchange and
              convertible notes                                                                 1,260,564                 1,440,354
           Changes in operating assets and liabilities-
              Decrease in accounts receivable                                                      12,881                   131,134
              Decrease in inventory                                                               423,228                    19,324
              Decrease in other assets                                                            549,804                   182,157
              (Decrease) in accounts payable                                                     (154,280)                  (97,194)
              (Decrease) in accrued liabilities                                                  (461,750)                 (225,153)
                                                                                     --------------------      --------------------
              Net cash used in operating activities                                                48,101                  (163,579)
                                                                                     --------------------      --------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment, net                                                      (361,507)                 (436,296)
    Acquisition of operating and non-operating,
     entities and spectrum, net of cash acquired                                                  (24,537)               (2,000,000)

    Cash received on the sale of El Salvador assets                                                     -                   100,000
    (Increase) decrease in restricted cash                                                        294,919                 6,135,371
    Change in assets held for sale                                                                (62,234)                        -
                                                                                     --------------------      --------------------
              Net cash provided by/(used in) investing activities                                (153,359)                3,799,075
                                                                                     --------------------      --------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on capital leases payable                                                             (4,701)                        -
                                                                                     --------------------      --------------------
              Net cash (used in) financing activities                                              (4,701)                        -
                                                                                     --------------------      --------------------
CASH EFFECT OF EXCHANGE RATE CHANGES                                                              (41,064)                 (249,330)
                                                                                     --------------------      --------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                          (151,023)                3,386,166

CASH AND CASH EQUIVALENTS, beginning of period                                                  5,245,119                 4,012,507
                                                                                     --------------------      --------------------
CASH AND CASH EQUIVALENTS, end of period                                             $          5,094,096      $          7,398,673
                                                                                     ====================      ====================


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

               CORDILLERA COMMUNICATIONS CORP. AND SUBSIDIARIES
               ------------------------------------------------
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (UNAUDITED)
                                  -----------



                                                                                             For the Three Months Ended
                                                                                                      March 31,
                                                                                    ---------------------------------------------
                                                                                            1999                     2000
                                                                                    --------------------    ---------------------
SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
     Cash paid for-
       Interest                                                                     $             10,940    $               3,236
     Supplemental schedule of noncash
       investing and financing activities-
          Accretion of preferred stock to redemption value                                        35,541                   35,451
          Dividends payable on preferred stock                                                   380,153                  432,565



          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

               CORDILLERA COMMUNICATIONS CORP. AND SUBSIDIARIES
               ------------------------------------------------
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                             AS OF MARCH 31, 2000
                             --------------------
                                  (UNAUDITED)
                                  -----------


NOTE 1.   ORGANIZATION AND OWNERSHIP
-------   --------------------------

Cordillera Communications Corp. and subsidiaries (formerly, Centennial Communications Corp., collectively, the "Company") is a Delaware corporation engaged in the acquisition, development and operation of specialized mobile radio ("SMR") and other low-cost, wireless communications networks, the sale of communications services using those networks, and the sale and servicing of related accessories and equipment in certain countries of Latin America. Prior to August 1997, the Company also had operations in the United States (the "U.S. Operations"), at which time the Company made the decision to sell the U.S. Operations. This sale was completed during 1999. The Company has acquired SMR licenses through direct applications to governments and through acquisitions of interests in other entities (all of which are wholly owned) that have been granted or have applied for SMR licenses.

NOTE 2.   BASIS OF PRESENTATION
-------   ---------------------

The accompanying interim consolidated financial statements include the accounts
of Company, all of which are wholly owned.   All significant intercompany
accounts and transactions have been eliminated in consolidation.

The condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management's opinion, all adjustments (which are of a normal recurring nature) have been recorded which are necessary to present fairly the financial position of the Company as of March 31, 2000 and the results of its operations for the three months ended March 31, 1999 and 2000.

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. Operating results for the interim periods are not necessarily indicative of results for an entire year.

     Risks and Other Important Factors
     ---------------------------------

For each of the periods ended March 31, 2000, the Company's operations have generated net losses and negative operating cash flows. As of March 31, 2000, the Company had an accumulated deficit of $46.9 million. The Company has historically financed its operations with various debt and equity placements as well as cash flows from operations.

The ability of the Company to make scheduled payments with respect to its indebtedness will depend upon, among other things; (1) its ability (i) to successfully implement its business plan, (ii) to expand its operations and
(iii) to successfully develop its subscriber base in its target markets; (2) by the ability of the Company's subsidiaries to remit cash to the Company in a timely manner; and (3) the future operating performance of the Company and its subsidiaries. Each of these factors is, to a large extent, subject to economic, financial, competitive, regulatory, political and other factors, many of which are beyond the Company's control. The Company expects that it will continue to incur cash losses for the foreseeable future. No guarantee can be given that the Company will be successful in developing and maintaining a level of cash flow from operations sufficient to permit it to pay the principal of, and interest on, its indebtedness, including the Notes and the Convertible Notes. If the Company is unable to generate sufficient cash flow from operations to service its indebtedness, it may modify its growth plans, restructure or refinance its indebtedness or seek additional capital. There can be no assurance that (i) any of these strategies could be effected on satisfactory terms, if at all, in light of the Company's high leverage or (ii) any such strategy would yield sufficient proceeds to service the Company's indebtedness, including the Notes and the Convertible Notes. Any failure by the Company to satisfy its obligations with respect to the Notes and the Convertible Notes at maturity or prior thereto would constitute a default under the Indenture governing the Notes and the agreement governing the Convertible Notes. The Company believes that its cash and cash equivalents at March 31, 2000 will be sufficient to fund its operations through at least March 31, 2001.

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

     SMR Licenses
     ------------

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

The Company amortizes the SMR licenses over the expected life of the license, which may include extension periods if extensions are considered probable. Amortization expense was $79,718 and $206,115 for the three months ended March 31, 1999 and 2000, respectively.

     Reclassifications
     -----------------

Certain amounts in prior periods have been reclassified to conform with the current presentation.

     Cash and cash equivalents
     -------------------------

For purposes of reporting cash flows, cash and cash equivalents include short-term, highly liquid investments with original maturities of three months or less which are readily convertible into cash and are not subject to significant risk from fluctuations in interest rates. Restricted cash includes approximately $6.5 million and $407,000 on deposit with financial institutions at December 31, 1999 and March 31, 2000, respectively. As of March 31, 2000, the amount in restricted cash is for a performance bond for the build out of certain channels in Peru.

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

NOTE 3.   SALE OF THE U.S. OPERATIONS
-------   ---------------------------

In August 1997, the Company made a strategic decision to sell the U.S. Operations and began to seek purchasers for these operations, consisting of licenses and related assets and liabilities in 20 major trading areas ("MTAs"). The Company completed the sale of the U.S. Operations during 1999. Until the contingencies related to the Federal Communications Commission were resolved, the Company transferred the majority of the risks and rewards of the U.S. Operations to the purchasers by way of management agreements. The transactions were not recognized as sales until substantially all of the risks, rewards of ownership and full control of such licenses and the related assets and liabilities were transferred to the purchasers. The Company was not responsible for any losses incurred during the time covered by the agreements with the buyer/managers.

Effective August 1997, the Company recorded an approximate $1,300,000 charge for termination and other contractually committed costs in connection with the divestiture of the U.S. Operations in the third quarter of 1997. As of March 31, 2000, the Company had made cash payments of the majority of this amount.
The amount of costs incurred and remaining liabilities related to the U.S. Operations as of March 31, 2000 is approximately $32,000.

NOTE 4.   ACQUISITIONS AND SALES
-------   ----------------------

Except as indicated in the following, all of the acquisitions were for 100% of the voting shares of the acquired company. The acquisitions were accounted for as a purchase and accordingly the results of their operations were included in the consolidated results of operations from the date of acquisition. The purchase price was financed by the Company with available cash.

On May 12, 1999, the Company completed the acquisition of certain assets in Chile and acquired for $400,000 the Chilean assets of RMD Agencia Chile, consisting of its 800 MHZ channels: 20 channels in Santiago, 20 channels in Valparaiso/Vina del Mar, and 25 channels in Concepcion/Talcahuano.

On July 26, 1999, the Company completed this acquisition of certain Chilean assets, including a license for 20 800 MHz channels in Santiago, certain infrastructure and subscribers, for approximately $2,100,000. Approximately $220,000 represented the fair value of the net tangible assets. The excess purchase price over the fair value of the net tangible assets acquired was approximately $1,880,000, which was allocated to SMR licenses. These licenses will be amortized over 23 years, the remaining term of the license.

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

During 1999 the Company made a strategic decision to sell its Ecuador subsidiary and entered into a letter of intent to sell its Ecuador operations for approximately $2.0 million and, accordingly, wrote down its investment in Ecuador to the fair market value of $2.0 million and recognized a loss of approximately $280,000. On January 27, 2000, the Company completed the sale of 100% of the shares of its Ecuador subsidiary. In a related transaction with a related party, the Company purchased 100% of the shares of two Chilean non-operating development stage companies having a combined total 800 MHz channels
(i) 40 in Santiago and (ii) 725 in various Chilean cities for approximately $4.0 million, which was allocated entirely to SMR licenses. These licenses will be amortized over 40 years. Of this purchase price amount, $2.0 million was offset by the $2.0 million sale price of the Ecuador subsidiary.

In February 2000, the Company entered into an agreement for the sale of all of its El Salvador assets, except for its 800 MHz licenses, for approximately $200,000, consisting of a cash payment of $100,000 and the remaining consideration in the form of a note receivable due in February 2001. Correspondingly, the Company recognized a loss of approximately $107,000 for the sale of these assets. As part of this transaction, the Company also entered into a management arrangement with the purchaser whereby the purchaser will manage the Company's spectrum in El Salvador and will be entitled to all revenues of such system and will be responsible for all liabilities and expenses of such system. The purchaser for the shorter of two years, or the date of a sale of the Company's 800 MHz licenses in El Salvador.

NOTE 5.   PROPERTY AND EQUIPMENT
-------   ----------------------

The composition of property and equipment follows:

                                       December 31,               March 31,
                                          1999                      2000
                                   -------------------       ------------------

Network infrastructure             $         7,573,469       $        5,661,563
Radios                                       3,901,015                3,106,187
Computer equipment and software                850,633                  619,668

Furniture and fixtures                         554,639                  395,219
Leasehold improvements                         186,922                  190,395
                                   -------------------       ------------------
                                            13,066,678                9,973,032
Accumulated depreciation                    (4,110,962)              (2,056,972)
                                   -------------------       ------------------
Property and equipment, net        $         8,955,716       $        7,916,060
                                   ===================       ==================

The Company depreciates infrastructure over 10 years, radios over 3 to 5 years, computer equipment and software over 3 years and leasehold improvements over the life of the lease.

Depreciation expense was $488,845 and $451,713 for the three months ended March 31, 1999 and 2000, respectively.

NOTE 6.   LONG-TERM DEBT
-------   --------------



Long term debt consisted of the following at March 31, 2000 and December 31, 1999:


                                                                             December 31,       March 31,
                                                                                1999              2000
                                                                           ---------------    --------------
14% Exchange Notes due 2005 (the "Exchange Notes"), net of
    unamortized discount of $18,627,551 and $17,613,868,
    interest payable semi-annually in arrears commencing July 1, 2003           21,372,449        22,386,132


9% Convertible Notes due 2005 (the "Convertible Notes"), interest
    payable annually commencing July 1, 2000                                    11,795,049        12,149,742
                                                                           ---------------    --------------
                                                                                33,167,498        34,535,874
                                                                           ===============    ==============

Certain of the Company's long-term debt contain restrictive covenants regarding the Company's ability to pay dividends, incur additional debt and issue additional equity securities, as well as other restrictions. At March 31, 2000 the Company was in compliance with such covenants.

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

The Company is not in compliance with certain terms of the concession agreements in Peru including, homologation of equipment (certifying the equipment before entering Peru), site to site transmission of signal (currently allowed only site to handset), unauthorized transfer and use of channels between the Peruvian companies and unauthorized use of certain frequencies granted. The Company has applied to correct these non-compliance issues and is waiting for approval from the Peruvian Ministry of Transportation, Communications, Housing and Construction (the "Ministry"). The Company believes that the applications will be approved and will result only in minimal fines, if any; however, there can be no assurance of such outcome. The Company is currently not in compliance with certain minimum subscriber loading requirements with respect to its licenses in the provinces outside Lima/Callao and the Company's paging license. Failure to comply with such requirements may subject the licenses relating to such channels to punitive measures. The Company filed an amendment for each of the Company's two Peruvian subsidiaries relating to these minimum subscriber loading requirements with the Ministry. The Company, based on its own discussions with the Peruvian authorities and based on advice from the Company's outside legal advisors in such matters, believes that the outcome of the items raised by the regulators will not result in an impairment of the carrying amount of the Peruvian licenses.

     Litigation
     ----------

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

The Series C Preferred Stock bears a 12% dividend per annum and is payable semi-annually in each April and October in either cash or additional shares of Series C Preferred stock at the option of the Company. The Indenture restricts the ability of the Company to pay cash dividends on the Series C Preferred. In April 2000, the Company issued an additional 596,642 shares of Series C Preferred Stock as payment for the 12% dividend on the Series C Preferred.

NOTE 9.   SEGMENT INFORMATION AND GEOGRAPHIC DATA
-------   ---------------------------------------

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

The following information presents certain summarized balance sheet and statement of operations data by geographic region as of March 31, 2000 and 1999 (in 000's).


                                    Corporate     Peru      Chile    El Salvador   Other (1)  Elimination     Total
                                    ---------   --------  ---------  -----------   ---------  -----------   ---------
March 31, 2000
Revenues                            $       -   $    729  $     498  $        24   $       -  $         -   $   1,251
EBITDA                                   (691)       254         (1)        (109)          -            -        (547)
Depreciation and
  amortization                             12        239        389           18           -            -         658
Operating income
  (loss)                                 (703)        15       (390)        (127)          -            -      (1,205)
Property, plant
  and
  equipment, net                           57      3,687      4,190            -           -          (18)      7,916
Spectrum, net                               -      7,420      9,279          982           -            -      17,681
Total assets                        $  47,822   $ 13,802  $  14,501  $     1,113   $       -  $   (39,813)  $  37,425

                                    Corporate     Peru      Chile    El Salvador   Other (1)  Elimination     Total
                                    ---------   --------  ---------  -----------   ---------  -----------   ---------
March 31, 1999
Revenues                            $       -   $    922  $     245  $       166   $     543  $         -   $   1,876
EBITDA                                   (546)       149       (122)         (70)        194            -        (395)
Depreciation and
  amortization                             96        212         66            -         194            -         568
Operating income
  (loss)                                 (642)       (63)      (188)         (70)          -            -        (963)
Property, plant
  and
  equipment, net                          122      3,884      2,889            3       1,634          322       8,854
Spectrum, net                               -      7,521      3,198        1,322       1,150            -      13,191
Total assets                        $  53,808   $ 16,314  $   7,884  $     1,452   $   3,773  $   (37,814)  $  45,417

     _____________________
     (1)  Includes operations in Ecuador and other.

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

                   CENTENNIAL CAYMAN CORP. AND SUBSIDIARIES
                   ----------------------------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                                  (Unaudited)



                                                                          December 31,                March 31,
                          ASSETS                                      --------------------      ---------------------
                          ------
 CURRENT ASSETS:
 Cash and cash equivalents                                            $             94,935      $             220,029
 Restricted cash                                                                   406,094                    407,445
 Accounts receivable - trade, net of allowance for doubtful
   Accounts of $827,000 and $659,000, respectively                                 890,668                    706,952
 Inventory                                                                         695,478                    566,928
 VAT receivable                                                                    713,221                    462,326
 Prepaid licenses and other current assets                                         417,859                    494,111
                                                                      --------------------      ---------------------
                 Total current assets                                            3,218,255                  2,857,791

 PROPERTY AND EQUIPMENT, net                                                     8,884,204                  7,859,155
 SMR LICENSES, net of accumulated amortization
   of $1,456,000 and $1,059,000, respectively                                   14,888,617                 17,680,560
 OTHER NONCURRENT ASSETS, net                                                      151,044                          -
                                                                      --------------------      ---------------------

                 Total assets                                         $         27,142,120      $          28,397,506
                                                                      ====================      =====================

             LIABILITIES AND STOCKHOLDER'S  EQUITY
             -------------------------------------

 CURRENT LIABILITIES:
       Accounts payable - trade                                       $            739,735      $             475,464
       Accounts payable - affiliates                                            26,433,460                 29,279,211
       Accrued liabilities                                                         740,493                    526,741
                                                                      --------------------      ---------------------

                 Total liabilities                                              27,913,688                 30,281,416

 COMMITMENTS AND CONTINGENCIES (Notes 1, 2 and 6)

 STOCKHOLDER'S  EQUITY :
       Common stock, $1 par value, 50,000 authorized,
        2 issued and outstanding, respectively                                          2                          2
       Additional paid-in capital                                              20,858,377                 20,858,377
       Accumulated deficit                                                    (21,122,686)               (21,985,698)
       Accumulated other comprehensive income                                    (507,261)                  (756,591)
                                                                     --------------------      ---------------------

               Total stockholder's equity                                        (771,568)                (1,883,910)
                                                                     --------------------      ---------------------

               Total liabilities and stockholder's equity            $         27,142,120      $          28,397,506
                                                                     ====================      =====================


          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements

                   CENTENNIAL CAYMAN CORP. AND SUBSIDIARIES
                   ----------------------------------------
    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
    ----------------------------------------------------------------------
                                  (Unaudited)

                                                                                                For the Three Months Ended
                                                                                                         March 31,
                                                                                        ----------------------------------------
                                                                                               1999                   2000
                                                                                        -----------------      -----------------
REVENUE:
   Radio service revenue                                                                        1,481,932              1,150,282
   Equipment sales                                                                                363,540                 74,393
   Other                                                                                           30,660                 26,262
                                                                                        -----------------      -----------------
                                                                                                        -                      -
                                                                                                1,876,132              1,250,937
                                                                                        -----------------      -----------------
                                                                                                        -                      -
COSTS AND EXPENSES RELATED TO REVENUE:
   Network and site expense                                                                        53,593                 87,919
   Cost of equipment sold                                                                         460,383                 63,046
   Maintenance and other                                                                           95,366                 77,152
                                                                                        -----------------      -----------------
                                                                                                        -                      -
                                                                                                  609,342                228,117
                                                                                        -----------------      -----------------
                                                                                                        -                      -
                                                                                                1,266,790              1,022,820
OPERATING COSTS AND EXPENSES:
   Selling, general and administrative                                                                                 1,444,539
                                                                                                1,585,826
   Depreciation and amortization                                                                  472,393                646,186
                                                                                        -----------------      -----------------
                                                                                                        -                      -
                                                                                                2,058,219              2,090,725
                                                                                        -----------------      -----------------
                                                                                                        -                      -
OPERATING LOSS                                                                                   (791,429)            (1,067,905)
                                                                                        -----------------      -----------------
                                                                                                        -                      -
OTHER INCOME (EXPENSE):
   Interest expense                                                                               (28,545)                (7,949)
   Interest income                                                                                      -                  6,963
   Other                                                                                           17,562                205,880
                                                                                        -----------------      -----------------
                                                                                                  (10,983)               204,894
                                                                                        -----------------      -----------------
NET LOSS                                                                                         (802,412)              (863,011)

OTHER COMPREHENSIVE INCOME
(LOSS):
    Foreign currency translation
     adjustments                                                                                  (41,064)              (249,330)
                                                                                        -----------------      -----------------
COMPREHENSIVE LOSS                                                                               (843,476)            (1,112,341)
                                                                                        =================      =================

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements

                   CENTENNIAL CAYMAN CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (Unaudited)

                                                                                           For the Three Months Ended
                                                                                                    March 31,
                                                                                 -----------------------------------------------
                                                                                         1999                       2000
                                                                                 --------------------      ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                                 (802,412)                  (863,012)
    Adjustments to reconcile net loss to net cash
        used in operating activities-
           Depreciation and amortization                                                      472,393                    646,186
           Loss on sale of El Salvador assets                                                       -                    107,008
           Allowance for doubtful accounts                                                      4,403                      9,376
           Changes in operating assets and liabilities-
             (Increase)/decrease in accounts receivable                                       (12,119)                   131,134
             Decrease/(increase) inventory                                                    171,830                    (77,300)
             Decrease in other assets                                                         519,981                    136,270
             Increase/(decrease) in accounts payable and other                                 96,682                   (160,010)
             (Decrease) in accrued liabilities                                               (180,653)                   (57,368)
                                                                                 --------------------      ---------------------
             Net cash used in operating activities                                            270,105                   (127,716)
                                                                                 --------------------      ---------------------
CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of property and equipment, net                                                  (367,182)                  (442,260)
    Acquisition of operating and non-operating,
     entities and spectrum, net of cash acquired                                              (24,537)                (2,000,000)
    Cash received on the sale of El Salvador assets                                                 -                    100,000
    (Increase) in restricted cash                                                          (1,230,827)                    (1,351)
                                                                                 --------------------      ---------------------
             Net cash used in investing activities                                         (1,622,546)                (2,343,611)
                                                                                 --------------------      ---------------------
CASH FLOWS FROM FINANCING ACTIVITIES:

    Advances from affiliates                                                                1,421,805                  2,845,751
                                                                                 --------------------      ---------------------
             Net cash provided by financing activities                                      1,421,805                  2,845,751

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                       (41,064)                  (249,330)
                                                                                 --------------------      ---------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                        28,300                    125,094

CASH AND CASH EQUIVALENTS, beginning of period                                                559,789                     94,935
                                                                                 --------------------      ---------------------
CASH AND CASH EQUIVALENTS, end of period                                         $            588,089      $             220,029
                                                                                 ====================      =====================

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements

                   CENTENNIAL CAYMAN CORP. AND SUBSIDIARIES
                   ----------------------------------------
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                             AS OF MARCH 31, 2000
                             --------------------
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

The Company was incorporated in June 1996 as a wholly owned subsidiary of Cordillera Communications Corp. (formerly Centennial Communications Corp., the "Parent Company"). Centennial Cayman Corp. and subsidiaries (collectively, the "Company") is a Cayman Islands corporation engaged in the acquisition, development and operation of specialized mobile radio ("SMR") and other low-cost, wireless communications networks, the sale of communications services using those networks, and the sale and servicing of related accessory equipment in certain countries of Latin America. The Company has acquired SMR licenses through direct applications to governments, contributions from the Parent Company and through acquisitions of interests in other entities (all of which are wholly owned at December 31, 1999 and March 31, 2000) that have been granted or have applied for SMR licenses.

To date, the Company has been primarily dependent on funds provided by the Parent Company, however, during the three months ended March 31, 2000, certain of the subsidiaries have been paying back receivables owed. The Company has received equity contributions as well as extensions of credit from the Parent Company to fund its activities and anticipates that the Parent Company will make additional equity contributions to the Company. The Parent Company is under no obligation to provide additional advances or loans to the Company; however, if the Company's operating cash flow is not sufficient to meet its needs, the Parent Company has committed that it will continue to make advances to the Company as necessary, through at least March 31, 2001.

The condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management's opinion, all adjustments (which are of a normal recurring nature) have been recorded which are necessary to present fairly the financial position of the Company as of March 31, 2000 and the results of its operations for the three months ended March 31, 1999 and 2000.

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. Operating results for the interim periods are not necessarily indicative of results for an entire year.

The Company's Parent incurs certain direct and indirect expenses on behalf of the Company including management, financing and other corporate overhead items. Items directly identifiable to the Company's operations are charged to the Company by the Parent. The Parent also allocates a portion of its corporate overhead based on the estimated level of activity performed by the Parent on behalf of the Company. Such allocations of indirect expenses totaled approximately $470,000 and $565,000 for the three months ended March 31, 1999 and 2000, respectively, and management believes that such amounts reasonably represent the costs that would have been incurred on a stand alone basis. Management believes that the method used to allocate a portion of the Parent Company's corporate overhead is reasonable.

     SMR Licenses
     ------------

Direct and certain indirect costs of obtaining SMR licenses, such as application, legal and consulting fees, as well as the fair market value of licenses obtained in certain acquisitions, are capitalized and amortized using the straight-line method over the period of the related license (generally 10 to 40 years) upon commencement of service (See Note 2). SMR licenses in the countries in which the Company operates are issued conditionally for various periods of time. The SMR licenses are generally renewable providing the licensee has complied with applicable rules and policies. In most instances, the Company believes it has complied and intends to comply with these standards and is amortizing the related costs using the straight line method over their estimated useful life, generally 40 years, which includes the renewal period. In some cases, the Company currently is not in compliance with applicable requirements and, where appropriate, has filed requests for extensions with the appropriate government agency. The Company expects that such extension requests will be granted and the risk of having these or any other licenses revoked is remote.

The Company amortizes the SMR licenses over the expected life of the license, which may include extension periods if extensions are considered probable. Amortization expense was $77,468 and $206,115 for the three months ended March 31, 1999 and 2000, respectively.

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

NOTE 2.   ACQUISITIONS AND SALES
-------   ----------------------

Except as indicated in the following, all of the acquisitions were for 100% of the voting shares of the acquired company. The acquisitions were accounted for as a purchase and accordingly the results of their operations were included in the consolidated results of operations from the date of acquisition. The purchase price was financed by the Company with available cash.

On May 12, 1999, the Company completed the acquisition of certain assets in Chile and acquired for $400,000 the Chilean assets of RMD Agencia Chile, consisting of its 800 MHZ channels: 20 channels in Santiago, 20 channels in Valparaiso/Vina del Mar, and 25 channels in Concepcion/Talcahuano.

On July 26, 1999, the Company completed this acquisition of certain Chilean assets, including a license for 20 800 MHz channels in Santiago, certain infrastructure and subscribers, for approximately $2,100,000. Approximately $220,000 represented the fair value of the net tangible assets. The excess purchase price over the fair value of the net tangible assets acquired was approximately $1,880,000, which was allocated to SMR licenses. These licenses will be amortized over 23 years, the remaining term of the license.

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

During 1999 the Company made a strategic decision to sell its Ecuador subsidiary and entered into a letter of intent to sell its Ecuador operations for approximately $2.0 million and, accordingly, wrote down its investment in Ecuador to the fair market value of $2.0 million and recognized a loss of approximately $280,000. On January 27, 2000, the Company completed the sale of 100% of the shares of its Ecuador subsidiary. In a related transaction with a related party, the Company purchased 100% of the shares of two Chilean non-operating development stage companies having a combined total 800 MHz channels (i) 40 in Santiago and (ii) 725 in various Chilean cities for approximately $4.0 million, which was allocated entirely to SMR licenses. These licenses will be amortized over 40 years. Of this purchase price amount, $2.0 million was offset by the $2.0 million sale price of the Ecuador subsidiary.

In February 2000, the Company entered into an agreement for the sale of all of its El Salvador assets, except for its 800 MHz licenses, for approximately $200,000, consisting of a cash payment of $100,000 and the remaining consideration in the form of a note receivable due in February 2001. Correspondingly, the Company recognized a loss of approximately $107,000 for the sale of these assets. As part of this transaction, the Company also entered into a management arrangement with the purchaser whereby the purchaser will manage the Company's spectrum in El Salvador and will be entitled to all revenues of such system and will be responsible for all liabilities and expenses of such system. The purchaser for the shorter of two years, or the date of a sale of the Company's 800 MHz licenses in El Salvador.

NOTE 3.   PROPERTY AND EQUIPMENT
-------   ----------------------

The composition of property and equipment follows:

                                     December 31,           March 31,
                                        1999                  2000
                                   -------------         -------------

Network infrastructure             $   7,573,469         $   5,661,563
Radios                                 3,901,015             3,106,187
Computer equipment and software          675,483               454,321
Furniture and fixtures                   480,031               324,068
Leasehold improvements                   186,922               190,395
                                   -------------         -------------
                                      12,816,920             9,736,534
Accumulated depreciation              (3,932,716)           (1,877,379)
                                   -------------         -------------
Property and equipment, net        $   8,884,204         $   7,859,155
                                   =============         =============

The Company depreciates infrastructure over 10 years, radios over 5 and 3 years, computer equipment and software over 3 years and leasehold improvements over the life of the lease.

Depreciation expense was $394,925 and $440,071 for the three months ended March 31, 1999 and 2000, respectively.

NOTE 4.   COMMITMENTS AND CONTINGENCIES
------    -----------------------------

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

The Company is not in compliance with certain terms of the concession agreements in Peru including, homologation of equipment (certifying the equipment before entering Peru), site to site transmission of signal (currently allowed only site to handset), unauthorized transfer and use of channels between the Peruvian companies and unauthorized use of certain frequencies granted. The Company has applied to correct these non-compliance issues and is waiting for approval from the Peruvian Ministry of Transportation, Communications, Housing and Construction (the "Ministry"). The Company believes that the applications will be approved and will result only in minimal fines, if any; however, there can be no assurance of such outcome. The Company is currently not in compliance with certain minimum subscriber loading requirements with respect to its licenses in the provinces outside Lima/Callao and the Company's paging license. Failure to comply with such requirements may subject the licenses relating to such channels to punitive measures. The Company filed an amendment for each of the Company's two Peruvian subsidiaries relating to these minimum subscriber loading requirements with the Ministry. The Company, based on its own discussions with the Peruvian authorities and based on advice from the Company's outside legal advisors in such matters, believes that the outcome of the items raised by the regulators will not result in an impairment of the carrying amount of the Peruvian licenses.

     Litigation
     ----------

In the normal course of business, the Company is subject to, and may become a party to, litigation. In management's opinion, none of the matters currently in litigation will have a material impact on the Company's financial position or results of operations.


NOTE 5.   SEGMENT INFORMATION AND GEOGRAPHIC DATA
-------   ---------------------------------------

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

The following information presents certain summarized balance sheet and statement of operations data by geographic region as of March 31, 2000 and 1999 (in 000's).

                                        Peru       Chile    El Salvador   Other (1)  Elimination     Total
                                      ---------  ---------  -----------   ---------  -----------   ---------
March 31, 2000
Revenues                              $     729  $     498  $        24   $       -  $         -   $   1,251
EBITDA                                      254         (2)        (109)       (565)           -        (422)


Depreciation and
  amortization                              239        389           18           -            -         646
Operating income
  (loss)                                     15       (391)        (127)       (565)           -      (1,068)
Property, plant
  and
  equipment, net                          3,687      4,190            -           -          (18)      7,859
Spectrum, net                             7,419      9,280          982           -            -      17,681
Total assets                          $  13,801  $  14,501  $     1,113   $       -  $    (1,018)  $  28,397

March 31, 1999
Revenues                              $     922  $     245  $       166   $     543  $         -   $   1,876
EBITDA                                      149       (122)         (70)       (276)           -        (319)
Depreciation and
  amortization                              212         66            -         194            -         472
Operating income
  (loss)                                    (63)      (188)         (70)       (470)           -        (791)
Property, plant
  and
  equipment, net                          3,884      2,889            3       1,634            -       8,410
Spectrum, net                             7,521      3,198        1,322       1,150            -      13,191
Total assets                          $  16,314  $   7,884  $     1,452   $   3,773  $    (1,927)  $  27,496

__________________________
(1)  Includes operations in Ecuador and other.

The Company's cash flow and its ability to make distributions to the Parent is significantly dependent upon the cash flow of its subsidiaries. The Company's ability to recover its investment in these subsidiaries, to fund operations in other countries and to make distributions to the Parent, among other things, depends to a significant degree on its ability to transfer funds from such subsidiaries to the Parent.

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

Item 2.    Management's Discussion and Analysis of Financial Condition and
--------------------------------------------------------------------------
Results of Operations
---------------------

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this report. During 1999, the Company completed the sale of its U.S. Operations and the reader should factor these divestitures into its reading of the following discussion and analysis.

Risks Relating to Forward-Looking Statements

Certain statements contained in this report including, without limitation, statements containing the words "believes," "anticipates," "intends," "expects," "projects," and words of similar import constitute "forward-looking statements" within the meaning of the United States Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

     - general economic and business conditions, both nationally, internationally and in the regions in which the Company operates
     -  demographic changes
     - existing government regulations and changes in, or the failure to comply with, government regulations
     - the intensity of competitive activity and its resulting impact on pricing strategies and product offerings
     -  the loss of any significant subscribers or suppliers
     -  changes in business strategy or development plans
     -  technological developments
     -  the ability to attract and retain qualified personnel
     -  the significant indebtedness of the Company
     - the availability and terms of capital to fund the expansion of the Company's business, including he construction and deployment of the Company's networks
     -  and other factors referenced in this report

Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligations to update any such factors or publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Overview

     General

As of March 31, 2000 the Company currently offers analog SMR service in Peru and Chile. In Peru, the Company commenced operations in May 1996, and in Chile the Company acquired an operating company in January 1998 but did not launch a full scale sales and marketing program until August 1998. As of December 31, 1999 the Company also had operations in Ecuador and El Salvador. During 1999 the Company decided to focus on its Chile and Peru operations, accordingly, on January 27, 2000 the Company completed the sale of 100% of the shares of its Ecuador subsidiary (see Note 4). On February 21, 2000 the Company entered into an agreement for the sale of all of its El Salvador assets, except for its 800 MHz licenses. As part of this transaction, the Company also entered into a management agreement with the purchaser whereby the purchaser will manage the 800 MHz licenses for a period of two years (see Note 4).

The Company has developed its operations in Latin America through the acquisition of non-operating entities, whose primary assets were spectrum, as well as by acquiring operating entities and through the grant of channels from government auctions.

As of March 31, 2000, the Company provided wireless communications services in two Latin American countries. The Company currently holds the largest SMR channel position in Peru, Chile and El Salvador. The Company's strategy is focused on identifying and then deploying the most efficient utilization of its leading channel positions in its principal markets. The Company continually evaluates technological developments in order to assess alternative uses for the spectrum while continuing operations of its analog dispatch or SMR businesses as long as adequate capacity permits. The Company has developed its operations in Latin America through (i) acquisitions of license holding companies whose primary assets were spectrum, (ii) acquisitions of operating entities, and
(iii) acquisition of channels at government auctions and bids.   The following
table sets forth the name of each entity acquired since inception by the Company and the date of occurrence in each of its Latin American markets as of March 31, 2000:

Name                                             Date of Acquisition
SMR Direct Peru, S.R.L. (Peru)                   (1)
Pompano, S.R.L. (Peru)                           November 22, 1996
Telecom Supply S.R.L. (Peru)                     December 9, 1996
C-Comunica S.R.L. (Peru)                         January 22, 1997
Transnet del Peru, S.A. (Peru)                   July 31, 1997
Telecomunaciones y Servicios  (Chile)            January 2, 1998
Peru Tel S.A. (Peru)                             May 22, 1998
Trunking S.A. (Chile)                            July 29, 1999
Mobil S.A. (Chile)                               January 27, 2000
Dial Page (Chile)                                January 27, 2000

The Company purchased 51% of the capital stock of SMR Direct Peru, S.R.L. (formerly Mobil Line Peru, S.A.) in February 1996 and the remaining 49% in July 1996. These transactions were accounted for as a step acquisition purchase.

Consolidated Results of Operations


                                                                             (in thousands)
                                                                       three months ended March 31,

                                                                      1999         2000        Change
                                                                    --------     --------      ------
Total Operating Revenues                                            $  1,876     $  1,251      $ (625)
                                                                    ========     ========      ======
Costs & Expenses Related to Revenues                                     609          228        (381)
                                                                    ========     ========      ======
Selling, General & Admin. Expenses Latin America                       1,586        1,445        (141)
Selling, General & Admin. Expenses Corporate                              76          126          50
                                                                    --------     --------      ------
Total Selling, General & Admin. Expenses                               2,228        1,639         (91)
                                                                    ========     ========      ======
Depreciation & Amortization Latin America                                473          646         173
Depreciation & Amortization Corporate                                     96           12         (84)
                                                                    --------     --------      ------
Total Depreciation & Amortization                                        569          658          89
                                                                    ========     ========      ======
Interest Expense                                                       1,372        1,457          85
Interest Income                                                          163          126         (37)
                                                                    ========     ========      ======

     Revenues

The Company derives its revenues primarily from (i) monthly network access fees, which vary depending on the plan chosen by the subscriber, (ii) the sale and rental of subscriber units to subscribers, (iii) ancillary service revenue, consisting of fees charged for maintenance and loss and damage insurance, and
(iv) ancillary equipment revenue, consisting of the sale of base stations, antennae, and other complementary products. The Company sets the pricing of the different components of its service in accordance with its marketing plans in each of the countries in which it operates, taking into account, among other things, competitive factors (i.e. the Company subsidizes the cost of the radios it sells). Monthly fixed network access fees as well as ancillary service charges are billed in advance; revenues are recognized for the measurement of income in the period in which service is delivered. Subscriber unit and ancillary equipment sales are recognized at the time of sale.

Total revenue decreased approximately $625,000 during the three months ended March 31, 2000, as compared to the three months ended March 31, 1999. The decrease is due to three factors: (i) the sale of its Ecuador subsidiary which resulted in a decrease in revenues of approximately $438,000, (ii) the entry into a management agreement in El Salvador which resulted in a decreased in revenues of approximately $40,000, and (iii) a decrease in equipment sales (during the three months ended March 31, 2000, the Company sold 144 units as compared to 559 units during the same period in 1999).



     Costs and Expenses Related to Revenues

Costs and expenses related to revenues include both the cost of service and the cost of equipment sold, and is exclusive of depreciation and amortization. The cost of service represents the cost of maintaining the Company's analog SMR networks, site lease costs, technical expenses and utilities.

Total costs and expenses related to revenues decreased approximately $381,000 during the three months ended March 31, 2000, as compared to the three months ended March 31, 1999. The decrease is mainly due to the decrease in equipment sales and the Company's efforts to minimize expenses.

     Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of compensation expenses but also include expenses such as marketing, rent, professional fees and other general corporate expenses. At the operating companies, selling, general and administrative expenses consist primarily of subscriber acquisition costs, marketing and advertising, salaries and office expenses.

Total selling, general and administrative expenses decreased approximately $91,000 during the three months ended March 31, 2000, as compared to the three months ended March 31, 1999. Selling, general and administrative expenses decreased in Latin America due to the the sale of the Company's Ecuador subsidiary which resulted in a decrease in selling, general and administrative expenses of $249,000, and the Company's ongoing effort to reduce overhead expenses. This decrease was offset by the increase at the corporate level due to the decision of the Company to consolidate its Latin American operations in Denver and to close its Miami office. This decision resulted in increased travel expenses from Denver and severance costs associated with the closing of the Miami office.

The Company expects that selling, general and administrative expenses will decrease in the future. This decrease is due to the Company's ongoing effort to minimize overhead expenses.

     Depreciation and Amortization

The Company depreciates its infrastructure equipment over 10 years and its radios (subscriber units) over 3 to 5 years using the straight-line method. Subscriber units represent the equipment which is used by a customer to access the SMR service (i.e. portable and mobile radios). The Company retains title to the subscriber units it rents and leases as part of the subscriber agreement. Upon termination of service under a rental or lease contract, the subscriber is required to return the unit to the Company and the unit is placed into service with another subscriber. Spectrum is amortized over the term of the licenses (including expected renewal periods), generally 40 years, using the straight-line method.

Depreciation and amortization expense increased approximately $89,000 during the three months ended March 31, 2000, as compared to the three months ended March 31, 1999. The increase is due to an increase in depreciation and amortization in the Latin American operations due to the acquisitions completed in January 2000 (see Note 4). This increase was offset by a decrease in Latin America due to the sale of the Company's Ecuador subsidiary and El Salvador assets. In addition, depreciation decrease at the corporate level due to the sale of property, plant and equipment completed during 1999.



     Interest Expense

Interest expense increased approximately $85,000 during the three months ended March 31, 2000, as compared to the three months ended March 31, 1999. This increase is due to interest on the Exchange and Convertible Notes. As of March 31, 2000, the Company had $22.4 million outstanding of its 14% Exchange Notes and $12.1 million of its 9% Convertible Notes. During the three months ended March 31, 2000, interest expense reflects the application of a compounded, effective interest rate of approximately 20% on the Exchange Notes. Accretion of discount on the Notes will cause the interest expense to increase in the future. Cash payments of interest on such debt will begin in July 2000.

     Interest Income

Interest income decreased $37,000 during the three months ended March 31, 2000, as compared to the three months ended March 31, 1999. The decrease during 1999 is due to the decrease in the Company's cash balance, (including restricted cash). The Company's cash balance decreased from approximately $16.5 million as of March 31, 1999 to $7.8 million as of March 31, 2000.

Liquidity and Capital Resources

Since inception, the Company has been primarily engaged in development and expansion activities requiring substantial expenditures. Consequently, the Company has reported operating losses before interest of approximately $963,000 and $1.3 million for the three months ended March 31, 1999 and 2000, respectively. Cash outflows of $105,000 cash inflows of $3.6 million net from operating and investing activities for the three months ended March 31, 1999 and 2000, respectively. These change in cash reflect the change in restricted cash.

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

On October 3, 1997, the Company consummated an approximate $11.1 million financing (the "Series C Offering") with an investor group led by the Company's existing stockholders and Prudential Securities Incorporated and its affiliates. In connection therewith, the Company issued the Senior Notes which were convertible into shares of the Company's Common Stock at a price of $1.45 per share. On January 15, 1998, the outstanding principal amount of the Senior Notes and all accrued and unpaid interest thereon was converted into 7,955,691 shares of Series C Preferred Stock which are convertible into common shares at a price of $1.45 per share. The Series C Preferred bears a 12% dividend per annum payable on a semi-annual basis, at the Company's option in cash or in additional shares of Series C Preferred. The Indenture restricts the ability of the Company to pay cash dividends on the Series C Preferred. On April 30, 2000 the Company issued additional 596,642 shares of Series C Preferred Stock as payment for the 12% dividend on the Series C Preferred.

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

The Company believes that cash on hand of $7.8 million at March 31, 2000, together with the cash generated from operations, would be sufficient to satisfy the Company's liquidity needs for at least the succeeding 8 months should the Company continue its scope of operations consistent with that of the first quarter of 2000. The Company intends to use its cash on hand and cash generated by operations primarily to fund:

     - capital expenditures (capital expenditures will include the purchase of equipment including subscriber units)
     -  the cost of enhancing/completing the Company's analog SMR networks
     -  corporate expenses
     -  acquisitions of licenses and companies holding licenses
     -  debt service requirements; and
     -  other general corporate expenditures.

Interest payments on the Company's Convertible notes comence on July 1, 2000 and interest payments on the Exchange notes commence July 1, 2003. Both notes mature on January 1, 2005. The ability of the Company to make scheduled payments with respect to its indebtedness will depend upon, among other things,
(1) its ability (i) to implement its business plan, (ii) to expand its operations and (iii) to successfully develop its subscriber base in its target markets, (2) the ability of the Company's subsidiaries to remit cash to the Company in a timely manner and (3) the future operating performance of the Company and its subsidiaries. Each of these factors is, to a large extent, subject to economic, financial, competitive, regulatory, political and other factors, many of which are beyond the Company's control. The Company expects that it will continue to incur cash losses for the foreseeable future. No assurance can be given that the Company will be successful in developing and maintaining a level of cash flow from operations sufficient to permit it to pay the principal of, and interest on, its indebtedness, including the Notes and the Convertible Notes. If the Company is unable to generate sufficient cash flow from operations to service its indebtedness, it may modify its growth plans, restructure or refinance its indebtedness or seek additional capital. There can be no assurance that (i) any of these strategies could be effected on satisfactory terms, if at all, in light of the Company's high leverage or (ii) any such strategy would yield sufficient proceeds to service the Company's indebtedness, including the Notes and the Convertible Notes. Any failure by the Company to satisfy its obligations with respect to the Notes and the Convertible Notes at maturity or prior thereto would constitute a default under the Indenture governing the Notes and the agreement governing the Convertible Notes.

Foreign Investment Risk

The Company's foreign operating subsidiaries are all directly affected by their respective countries' governmental, economic, fiscal and monetary policies and other political factors. The Company believes that its operating subsidiaries' financial conditions or operating results have not, historically been materially adversely affected by these factors.

Inflation and Foreign Currency Exchange

The net monetary assets of certain of the Company's subsidiaries are subject to foreign currency exchange risks since they are maintained in local currency. Certain of the Company's subsidiaries operate in countries in which the rate of inflation is significantly higher than that of the United States. The Company will attempt to protect its earnings from inflation and possible currency devaluation by setting prices in direct relation to the dollar and in some cases by periodically adjusting prices in local currencies. However, there can be no assurance that any significant devaluation against the dollar could be offset, in whole or in part, by a corresponding price increase. As of March 31, 2000, the Company has not established any hedge or risk reduction strategies related to its foreign currency exchange rate exposure.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk
--------------------------------------------------------------------

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

All of the Company's revenues during the three months ended March 31, 1999 and 2000 are from foreign subsidiaries while a significant portion of its operations were financed through the financial instruments noted above. The Company has attempted to protect its earnings from inflation and possible currency devaluation by setting prices in direct relation to the dollar and by periodically adjusting prices in local currencies. However, there can be no assurance that any significant devaluation against the dollar could be offset, in whole or in part, by a corresponding price increase. In the near term, the Company's foreign currency exchange rate exposure is limited, as the terms of the Exchange Notes and the Convertible Notes do not require payments until the year 2003 and 2000, respectively. Additionally, the Company has been transferring available cash generated by its foreign subsidiaries to the United States frequently to minimize the risk of foreign exchange loses. Accordingly, as of March 31, 2000, the Company has not established any hedge or risk reduction strategies related to its foreign currency exchange rate exposure.

The Company has used mandatorily redeemable preferred stock, Exchange notes and Convertible notes to finance its operations. The Company is required to redeem its mandatorily redeemable preferred stock beginning January 31, 2006, as defined by the Exchange Note Agreement. These financial instruments are all at a fixed rates and therefore do not expose the Company to any interest rate market risk. The table presented below provides information about the Company's financial instruments (amounts in thousands):



                                                   2000      2001      2002      2003      2004    Thereafter   Total *
                                              ------------------------------------------------------------------------
Exchange Notes (principal only)                       -         -         -         -         -      40,000     40,000
Convertible Notes (principal only)                    -         -         -         -         -      10,000     10,000
Total Debt Service (principal & interest)           535     1,069     1,069     3,869     6,669      56,287     69,498
Average Interest Rate %                            17.1%     17.6%     18.1%     18.6%     19.0%       19.3%


* The total carrying amount of the Company's debt as of March 31, 2000 was $34,536.

                          PART II - OTHER INFORMATION

Item 1. - Legal Proceedings
---------------------------

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

Item 2. - Change in Securities and Use of Proceeds
--------------------------------------------------

On April 30, 2000, the Company issued 596,642 additional shares of Series C Preferred Stock at a price of $1.45 per share in connection with the dividend earned by the Series C Preferred Stock. The Series C Preferred Stock bears a 12% dividend payable semi-annually in each April and October in either cash or additional shares at the option of the Company. As of April 30, 2000 the outstanding shares of Series C Preferred Stock was 10,431,409.

(a)  Inapplicable.

(b)  Inapplicable.

(c)  Inapplicable

Item 5. - Other Information
---------------------------

     Channel Holdings

The table below sets forth the Company's channel holdings and subscriber information in its Latin American markets.

                                     POPs               Total Channel     Subscribers as of      Subscribers as of
--------------------------         (mm) (1)              Holdings (2)       March 31, 2000         March 31, 1999
Peru
      Lima/Callao                     7.5                     176                 7,879                 7,137
      Other                           3.5                     145                    86                     -
                                     ----                   -----                ------                ------
     Total                           11.0                     321                 7,965                 7,137

Chile
      Metropolitan Region
       of Santiago                    5.8                     190                 4,530                 2,301

       Other                          1.7                   1,352                   498                     -
                                     ----                   -----                ------                ------
                                      7.5                   1,542                 5,028                 2,301
El Salvador
       Nationwide (3)                 5.8                     170                     -                   701
                                     ----                   -----                ------                ------
--------------------------
TOTAL (4)                            24.3                   2,033                12,993                10,139
--------------------------           ====                   =====                ======                ======

(1) Represents the approximate number of people ("POPs") in the markets in which the Company has channels.
(2) Channels are voice paths on which mobile communications are transmitted. Channels are licensed per geographic area and, using analog technology, each channel can generally serve up to 125 subscribers in a given area.
     All of the Company's channels are in the 800 MHz spectrum.
(3) As of March 31, 2000 the Company holds channels in El Salvador. However, pursuant to the management agreement signed in February 2000 the Company is not entitled to the revenues and expenses, and therefore to the subscribers of this operation (see Note 4).
(4) As of March 31, 1999 the Company also had channels and subscribers in Ecuador. This operation was sold in January 2000 (see Note 4).


Item  -   Exchibits and Reports on Form 8 K
-------------------------------------------

None

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 15, 2000.



                              CORDILLERA COMMUNICATIONS CORP.
                              a Delaware corporation


                              By:     /s/  Karl Maier
                                 ------------------------------------------
                              Name:  Karl Maier
                              Title:  President and Chief Executive Officer