Form 10-Q
period 2000-06-30
CORDILLERA COMMUNICATIONS CORP
filed 2000-08-21
CIK 1028468

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                       For the quarter ended June 30, 2000

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
Yes X   No _
   ---    ---

         The number of shares outstanding of the Registrant's common stock as of August 21, 2000 was:

                  Common stock - 3,502,750 shares

                        CORDILLERA COMMUNICATIONS CORP.
                               TABLE OF CONTENTS



                                                                                                              PAGE NUMBER
                                           PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999 (Unaudited)....................     2
Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended
   June 30, 2000 and 1999 (Unaudited)..........................................................................     3
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2000 and 1999 (Unaudited)....     4
Notes to Condensed Financial Statements (Unaudited)............................................................     6
Centennial Cayman Corp. and Subsidiaries Financial Statements and notes to the financial statements for the
   Six Months Ended June 30, 2000 (Unaudited)..................................................................    12


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................    20

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............................................    27



                                             PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS......................................................................................   29

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS..............................................................   29

ITEM 5 - OTHER INFORMATION......................................................................................   30

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.......................................................................   30

                CORDILLERA COMMUNICATIONS CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                          June 30,      December 31,
                                                                            2000            1999
                                                                        ------------    ------------
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                          $  6,280,059    $  3,917,572
     Restricted cash                                                              --       6,136,722
     Other current assets                                                    119,048         163,845
     Net current assets of discontinued operations                         1,666,141       1,738,027
                                                                        ------------    ------------
     Total current assets                                                  8,065,248      11,956,166

PROPERTY AND EQUIPMENT, net                                                   45,466          71,512
OTHER NONCURRENT ASSETS, net                                               1,681,912       1,842,427
     NET NONCURRENT ASSETS OF DISCONTINUED OPERATIONS                     24,377,495      23,923,865
                                                                        ------------    ------------
                        Total assets                                    $ 34,170,121    $ 37,793,970
                                                                        ============    ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
     Accounts payable                                                   $    469,773    $    526,014
     Accrued liabilities                                                     272,217         353,845
     Current liabilities related to assets held for sale                          --          32,212
                                                                        ------------    ------------
     Total current liabilities                                               741,990         912,071
LONG-TERM LIABILITIES                                                        160,000         160,000
CONVERTIBLE NOTES (Note 3)                                                11,882,388      11,795,049
EXCHANGE NOTES (Note 3)                                                   23,399,798      21,372,449
                                                                        ------------    ------------
                        Total liabilities                                 36,184,176      34,239,569
COMMITMENTS AND CONTINGENCIES
MANDATORILY REDEEMABLE, CONVERTIBLE
     PREFERRED STOCK:
     Series A, $.01 par value, 352 authorized, issued and outstanding      8,792,086       8,788,138
     Series B, $.01 par value, 5,735,251 authorized,
          issued and outstanding                                          20,741,987      20,675,033
     Series C, $.01 par value, 11,000,000 authorized, 10,431,409
          and 9,834,766 issued and outstanding, respectively              15,125,543      14,260,411
                                                                        ------------    ------------
                                                                          44,659,616      43,723,582
                                                                        ------------    ------------
STOCKHOLDERS' DEFICIT:
     Common stock, $.01 par value, 40,000,000 authorized,
          3,502,750 issued and outstanding                                    35,028          35,028
     Additional paid-in capital                                            4,913,917       5,864,542
     Accumulated deficit                                                 (51,027,050)    (45,561,490)
     Accumulated other comprehensive income                                 (595,566)       (507,261)
                                                                        ------------    ------------
     Total stockholders' deficit                                         (46,673,671)    (40,169,181)
                                                                        ------------    ------------
     Total liabilities and stockholders' deficit                        $ 34,170,121    $ 37,793,970
                                                                        ============    ============



       The accompanying notes to consolidated financial statements are an integral part of these statements.

                CORDILLERA COMMUNICATIONS CORP. AND SUBSIDIARIES
           CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                  (UNAUDITED)

                                                       For the Three Months Ended     For the Six Months Ended
                                                                June 30,                     June 30,
                                                       --------------------------    --------------------------
                                                           2000           1999           2000          1999
                                                       -----------    -----------    -----------    -----------
REVENUE:
   Radio service revenue                               $        --    $        --    $        --    $        --
   Equipment sales                                              --             --             --             --
   Other Revenue                                                --             --             --             --
                                                       -----------    -----------    -----------    -----------
                                                                --             --             --             --
                                                       -----------    -----------    -----------    -----------
COSTS AND EXPENSES RELATED TO REVENUE:
   Network and site expense                                     --             --             --             --
   Cost of equipment sold                                       --             --             --             --
   Maintenance and other                                        --             --             --             --
                                                       -----------    -----------    -----------    -----------
                                                                --             --             --             --
                                                       -----------    -----------    -----------    -----------
OPERATING COSTS AND EXPENSES:
   Selling, general and administrative                     120,063         50,014        235,784        126,104
   Depreciation and amortization                            11,440         50,710         23,082        146,880
                                                       -----------    -----------    -----------    -----------
                                                           131,503        100,724        258,866        272,984
                                                       -----------    -----------    -----------    -----------
OPERATING LOSS                                            (131,503)      (100,724)      (258,866)      (272,984)
                                                       -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSE):
   Interest expense                                     (1,361,276)    (1,343,776)    (2,809,940)    (2,691,800)
   Interest income                                         105,650        158,184        224,554        325,568
   Other                                                        --        (85,493)       (68,279)       (85,493)
                                                       -----------    -----------    -----------    -----------
                                                        (1,255,626)    (1,271,085)    (2,653,665)    (2,451,725)
                                                       -----------    -----------    -----------    -----------
NET LOSS FROM CONTINUING OPERATIONS                     (1,387,129)    (1,371,809)    (2,912,531)    (2,724,709)
DISCONTINUED OPERATION
   Results of operations of discontinued
     Operations                                         (1,690,018)    (1,182,562)    (2,553,029)    (1,984,974)
                                                       -----------    -----------    -----------    -----------
NET LOSS                                                (3,077,147)    (2,554,371)    (5,465,560)    (4,709,683)

DIVIDENDS ON AND ACCRETION OF MANDATORILY REDEEMABLE
  PREFERRED SHARES TO REDEMPTION VALUE                    (485,608)      (435,374)      (953,625)      (850,978)
                                                       -----------    -----------    -----------    -----------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS             $(3,562,755)   $(2,989,745)    (6,419,185)    (5,560,661)
                                                       ===========    ===========    ===========    ===========

OTHER COMPREHENSIVE INCOME (LOSS):
   Foreign currency translation adjustments                161,025        (50,250)       (88,305)       (91,314)
                                                       -----------    -----------    -----------    -----------
COMPREHENSIVE LOSS                                     $(3,401,730)   $(3,039,995)   $(6,507,490)   $(5,651,975)
                                                       ===========    ===========    ===========    ===========

Basic and diluted net loss per share:
   Continuing operations                               $     (0.53)   $     (0.51)   $     (0.10)   $     (0.02)
                                                       ===========    ===========    ===========    ===========
   Results of discontinuing operations                 $     (0.48)   $     (0.34)   $     (0.73)   $     (0.57)
                                                       ===========    ===========    ===========    ===========
       Net loss                                        $     (1.02)   $     (0.85)   $     (1.83)   $     (1.59)
                                                       ===========    ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
                                                         3,502,750      3,502,750      3,502,750      3,502,750
                                                       ===========    ===========    ===========    ===========


       The accompanying notes to consolidated financial statements are an integral part of these statements.

                CORDILLERA COMMUNICATIONS CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                       For the Six Months Ended
                                                                               June 30,
                                                                      --------------------------
                                                                          2000           1999
                                                                      -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                         $(5,465,560)   $(4,709,683)
     Adjustments to reconcile net loss to net cash
          used in operating activities-
             Depreciation and amortization                              1,578,011      1,456,090
             Loss on disposal of property and equipment                   107,008         34,262
             Loss on impairment of asset                                  395,576             --
             Allowance for doubtful accounts                               88,766         70,080
             Accretion of interest on exchange and
                   convertible notes                                    2,258,644      2,521,129
             Changes in operating assets and liabilities-
                Decrease in accounts receivable                           106,566        113,310
                (Increase)/decrease in inventory                           (3,041)       465,951
                Decrease in other assets                                  252,157        110,669
                Decrease in accounts payable                             (214,075)      (591,815)
                Decrease in accrued liabilities                          (242,449)      (347,636)
                                                                      -----------    -----------
                Net cash used in operating activities                  (1,138,397)      (877,643)
                                                                      -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment, net                             (573,207)      (982,518)
     Acquisition of operating and non-operating,
        entities and spectrum, net of cash acquired                    (2,000,000)      (758,306)
     Payment on contingent payable to seller                                   --       (400,000)
     Cash received on the sale of El Salvador assets                      100,000             --
     Decrease in restricted cash                                        6,124,651      1,298,838
     Change in assets held for sale                                            --        137,966
                                                                      -----------    -----------
                Net cash provided by/(used in) investing activities     3,651,444       (704,020)
                                                                      -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on capital leases payable                                        --        (24,607)
                                                                      -----------    -----------
                Net cash (used in) financing activities                        --        (24,607)
                                                                      -----------    -----------

CASH EFFECT OF EXCHANGE RATE CHANGES                                      (88,305)       (91,314)
                                                                      -----------    -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                 2,424,742     (1,697,584)

CASH AND CASH EQUIVALENTS, beginning of period                          4,012,507      5,245,119
                                                                      -----------    -----------
CASH AND CASH EQUIVALENTS, end of period                              $ 6,437,249    $ 3,547,535
                                                                      ===========    ===========


       The accompanying notes to consolidated financial statements are an integral part of these statements.

                CORDILLERA COMMUNICATIONS CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)




                                                                    For the Six Months Ended
                                                                           June 30,
                                                                    ------------------------
                                                                       2000          1999
                                                                    ----------   -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
   Interest                                                         $    6,052   $   20,896
Supplemental schedule of noncash investing and financing
   activities:
   Accretion of preferred stock to redemption value                     70,902       70,902
   Dividends payable on preferred stock                                307,553      273,205
   Payment of dividends on Series C preferred stock
      in additional shares                                             865,132      764,531



          The accompanying notes to consolidated financial statements are an integral part of these statements.

                CORDILLERA COMMUNICATIONS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF JUNE 30, 2000
                                  (UNAUDITED)


NOTE 1.           ORGANIZATION AND OWNERSHIP

Cordillera Communications Corp. and subsidiaries (formerly, Centennial Communications Corp., collectively, the "Company") is a Delaware corporation engaged in the acquisition, development and operation of specialized mobile radio ("SMR") and other low-cost, wireless communications networks, the sale of communications services using those networks, and the sale and servicing of related accessories and equipment in certain countries of Latin America. Prior to August 1997, the Company also had operations in the United States (the "U.S. Operations"), at which time the Company made the decision to sell the U.S. Operations. This sale was completed during 1999. The Company has acquired SMR licenses through direct applications to governments and through acquisitions of interests in other entities (all of which are wholly owned) that have been granted or have applied for SMR licenses. On August 11, 2000, the Company entered into a Stock Purchase Agreement to sell the capital stock of two of the Company's wholly-owned subsidiaries, Centennial Cayman Corp. and SMR Direct Cayman Corp., for approximately $66.5 million. The sale of these two subsidiaries will constitute a sale of substantially all of the Company's operating assets (see Note 2) and will result in the termination of the Company's operations as an operator of SMR radio spectrum and related businesses. As such, the Company has accounted for such operations as discontinued operations, with a measurement date of August 11, 2000.

NOTE 2.           BASIS OF PRESENTATION

The accompanying interim financial statements include the accounts of Company, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

The condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management's opinion, all adjustments (which are of a normal recurring nature) have been recorded which are necessary to present fairly the financial position of the Company as of June 30, 2000 and the results of its operations for the three and six months ended June 30, 1999 and 2000.

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. Operating results for the interim periods are not necessarily indicative of results for an entire year.

         Recent Developments

Nextel Agreement

On August 11, 2000, the Company entered into a Stock Purchase Agreement with Nextel International (Delaware) Ltd. ("Nextel"), a wholly-owned subsidiary of Nextel International, Inc. ("Nextel International"). Under the terms of the Stock Purchase Agreement, the Company anticipates that Nextel will purchase all of the issued and outstanding capital stock of two of the Company's wholly-owned subsidiaries, Centennial Cayman Corp. and SMR Direct Cayman Corp., for approximately $66.5 million. The sale of these two subsidiaries will constitute a sale of substantially all of the Company's operating assets and will result in the termination of the Company's operations as an operator of SMR radio spectrum and related businesses. As such, the Company has accounted for such operations as discontinued operations, with a measurement date of August 11, 2000. The Company expects to record a gain as a result of this transaction. Closing is expected to occur on August 31, 2000.

The payment from Nextel will consist of (a) $36.5 million, which will reflect the purchase price for the business and assets of several Peruvian companies ("Peru Price"), and (b) $30 million, plus interest, which will reflect the purchase price for the business and assets of several Chilean companies ("Chile Price"). Nextel will pay the Peru Price in two payments as follows: (i) $20 million due at the closing of the Stock Purchase Agreement, and
(ii) a note payable for $16.5 million bearing interest at 8% per year due 12 months from the closing of the Stock Purchase Agreement. Nextel will pay the Chile Price as follows: (i) $6 million due at the closing of the Stock Purchase Agreement, and (ii) a note payable for $24 million bearing interest at 8% per year due no later than 24 months after the closing of the Stock Purchase Agreement, upon obtaining necessary regulatory relief from the Chilean government or the full deployment of an iDEN system by Nextel in Chile within such 24 month period. In the event the necessary regulatory relief is not obtained within such 24 month period, the note payable portion of the Chilean Price may be reduced to as low as $10 million plus interest.

The Company will indemnify Nextel against (a) damages incurred in connection with, arising out of or resulting from (i) any inaccuracy or breach of any representation or warranty made by the Company pursuant to the Stock Purchase Agreement, (ii) any breach, non-compliance or nonfulfillment by the Company of any material covenant, agreement or undertaking to be complied with or performed by the Company contained in or made pursuant to the Stock Purchase Agreement, and (iii) certain potential tax and regulatory contingencies regarding the past operation of the assets. Nextel, however, is not entitled to make claims for money damages arising out of these obligations unless the amount (individually or in the aggregate) exceeds $100,000. In addition, Company is not required to indemnify Nextel for any amounts that exceed $7,500,000 in the aggregate. In addition, the Company will indemnify Nextel for one-half of the aggregate severance costs incurred and paid by Nextel after the closing date regarding the termination of certain employees of the Peruvian Companies and the Chilean Companies, but only to the extent that the Peruvian employee severance costs do not exceed $500,000 in the aggregate and to the extent the Chilean employee severance costs do not exceed $500,000 in the aggregate.

Nextel will indemnify the Company against damages incurred in connection with, arising out of or resulting from (a) any inaccuracy or breach of any representation or warranty made by Nextel under the Stock Purchase Agreement and (b) any breach, non-compliance or nonfulfillment by Nextel of any material covenant, agreement or undertaking to be complied with or performed by Nextel under the Stock Purchase Agreement.

Nextel International has entered into an agreement with the Company guaranteeing payment obligations and indemnification obligations of Nextel under the Stock Purchase Agreement.

Merrill Lynch Agreements

In conjunction with the Nextel agreement, the Board has authorized agreements with Merrill Lynch Global Allocation Fund, Inc. to be closed contemporaneously with the closing of the Stock Purchase Agreement, through which the Company will repurchase all of its issued and outstanding debt represented by the Company's 14% Exchange Notes in the aggregate amount of $40,000,000 due 2005 (carrying amount of $23.4 million at June 30, 2000) and the Company's 9% Convertible Notes in the aggregate amount of $10,000,000 due 2006 (carrying amount of $11.9 million at June 30, 2000). In exchange for these existing notes, the Company will pay Merrill Lynch $37,350,000 and offer Merrill Lynch a 50% share of the net proceeds received from the disposal any and all assets held by the Company following the closing of the Stock Purchase Agreement. The Company anticipates that the cash portion of the payment will be approximately $31.0 million and that the remainder will be funded by new notes to be issued by the Company in the principal amount of approximately $6.350 million.

Each new note will (i) be due not more than 12 months plus 5 days from the closing of the Stock Purchase Agreement; (ii) bear an interest rate of 8%; (iii) be senior to any and all obligations of the Company to its shareholders, including any rights of the Company's shareholders to the cash proceeds of the notes payable arising out of the Stock Purchase Agreement; and (iv) be secured by the obligations of Nextel to the Company and by the assets of the Company. Upon the Company's repurchase of the Exchange Notes, the Company's public reporting requirements will terminate.

Other Related Activities

After the closing contemplated by the Stock Purchase Agreement, the Board proposes to take such actions as it deems appropriate to wind up the Company's operations. Such actions may include possibly using a liquidating trust and/or dissolving the Company by filing a Certificate of Dissolution with the Delaware Secretary of State in accordance with the governing documents of Cordillera and pursuant to Section 275 of the Delaware General Corporation Law. If a decision is made to liquidate the Company, the Company will begin the process of disposing of its properties, discharging its liabilities and distributing its remaining assets to the shareholders. Until a determination is made, the Company will maintain its corporate existence, and its operations will consist substantially of managing its relationship with Nextel, holding notes receivable from Nextel, and completing the disposition of other assets.

         Reclassifications

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

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition ("SAB 101"). SAB 101 provides guidance on the recognition, presentation, and disclosures related to revenue in the financial statements. The Company is required to adopt this standard in the Company's four quarter of 2000, and the Company's management is still evaluating the impact of such adoption.

NOTE 3.           LONG-TERM DEBT

Long term debt consisted of the following at June 30, 2000 and December 31, 1999:

                                                                                   June 30,     December 31,
                                                                                      2000         1999
                                                                                 ---------------------------

14% Exchange Notes due 2005 (the "Exchange Notes"), net of
     unamortized discount of $16,600,202 and $18,627,551,
     interest payable semi-annually in arrears commencing July 1, 2003             23,399,798     21,372,449

 9% Convertible Notes due 2005 (the "Convertible Notes"), interest
     payable semi-annually commencing July 1, 2000                                 11,882,388     11,795,049
                                                                                 ------------   ------------
                                                                                   35,282,186     33,167,498
                                                                                 ============   ============

Certain of the Company's long-term debt contain restrictive covenants regarding the Company's ability to pay dividends, incur additional debt and issue additional equity securities, as well as other restrictions. As of June 30, 2000 the Company was in compliance with such covenants.

NOTE 4.           COMMITMENTS AND CONTINGENCIES

       Recovery of Investments

Since its inception, the Company's efforts have been primarily directed towards raising capital and acquiring, developing and operating SMR and other low-cost, wireless communications networks. Further, the Company has made significant investments in pre-operating entities in various Latin American countries whose primary assets were SMR licenses. The ability of the Company to recover its investment in property, equipment and spectrum is contingent upon the closing of the transaction with Nextel.

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

The Company is not in compliance with certain terms of the concession agreements in Peru including homologation of equipment (certifying the equipment before entering Peru), site to site transmission of signal (currently allowed only site to handset), unauthorized transfer and use of channels between the Peruvian companies and unauthorized use of certain frequencies granted. The Company has applied to correct these non-compliance issues and is waiting for approval from the Peruvian Ministry of Transportation, Communications, Housing and Construction (the "Ministry"). The Company believes that the applications will be approved and will result only in minimal fines, if any; however, there can be no assurance of such outcome. The Company is currently not in compliance with certain minimum subscriber loading requirements with respect to its licenses in the provinces outside Lima/Callao and the Company's paging license. Failure to comply with such requirements may subject the licenses relating to such channels to punitive measures. The Company filed an amendment for each of the Company's two Peruvian subsidiaries relating to these minimum subscriber loading requirements with the Ministry. The Company, based on its own discussions with the Peruvian authorities and based on advice from the Company's outside legal advisors in such matters, believes that the outcome of the items raised by the regulators will not result in an impairment of the carrying amount of the Peruvian licenses.

         Litigation

In the normal course of business, the Company is subject to, and may become a party to, litigation. In management's opinion, none of the matters currently in litigation will have a material impact on the Company's financial position or results of operations.

NOTE 5.           SEGMENT INFORMATION AND GEOGRAPHIC DATA

In accordance with the provisions of SFAS No. 131, the Company has determined that its reportable segments are strategic geographic units that develop and operate SMR networks as well as the corporate unit which oversees all operations. The Company is managed by country as each country may require a slightly different business strategy. The accounting policies of the segments are the same as those for the Company. The segments are evaluated based upon gains in subscribers and based upon EBITDA. EBITDA represents operating loss before depreciation and amortization and is not a measurement under U.S. generally accepted accounting principles and may not be similar to EBITDA measures of other companies.

The following information presents certain summarized balance sheet and statement of operations data by geographic region as of and for the six months ended June 30, 2000 and 1999 (in 000's).

                         Corporate        Peru          Chile      El Salvador    Other (1)    Elimination      Total
                         ----------    ----------    ----------    -----------   ----------    -----------   ----------

June 30, 2000
Revenues                 $       --    $    1,392    $      996    $       23    $       --    $       --    $    2,411
EBITDA                       (1,207)          466            31          (621)           (2)           --        (1,333)
Depreciation and
    amortization                 23           763           755            36             1            --         1,578
Operating income
    (loss)                   (1,230)         (296)         (723)         (656)           (3)           --        (2,908)
Spectrum, net                    --         7,369         9,129           568            47                      17,113
Total assets             $   46,702    $   12,535    $   14,198    $      668    $       47    $  (39,030)   $   35,120

June 30, 1999
Revenues                 $       --    $    2,030    $      500    $      224    $      947    $       --    $    3,701
EBITDA                       (1,167)          399          (283)          (74)          214            --          (911)
Depreciation and
    amortization                147           607           170           107           425            --         1,456
Operating income
    (loss)                   (1,315)         (208)         (453)         (182)         (209)           --        (2,367)
Spectrum, net                    --         7,473         3,851         1,239         1,097            --        13,660
Total assets             $   51,610    $   16,199    $    9,837    $    1,316    $    4,281    $  (39,621)   $   43,622

For the three months ended June 30, 2000 and 1999 (in 000's):

                          Corporate       Peru          Chile      El Salvador    Other(1)     Elimination       Total
                         ----------    ----------    ----------    -----------   ----------    -----------    ----------

June 30, 2000
Revenues                 $       --    $      663    $      497    $       --    $       --    $       --    $    1,160
EBITDA                         (516)          212            33          (512)           --            --          (783)
Depreciation and
    amortization                 11           523           367            18            --            --           920
Operating income
    (loss)                     (528)         (311)         (333)         (529)           --            --        (1,701)
Spectrum, net                    --         7,369         9,129           568            47                      17,113
Total assets             $   46,702    $   12,535    $   14,198    $      668    $       47    $  (39,030)   $   35,120

June 30, 1999
Revenues                 $       --    $    1,108    $      254    $       58    $      405    $       --    $    1,825
EBITDA                         (619)          251          (161)           (4)           17            --          (516)
Depreciation and
    amortization                 50           395           104           107           231            --           887
Operating income               (669)         (144)         (265)         (112)         (213)           --        (1,403)
    (loss)
Spectrum, net                    --         7,473         3,851         1,239         1,097            --        13,660
Total assets             $   51,610    $   16,199    $    9,837    $    1,316    $    4,281    $  (39,621)   $   43,622

----------
(1)      Includes operations in Ecuador and other.

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

                    CENTENNIAL CAYMAN CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)



                                                                    June 30,        December 31,
                              ASSETS                                  2000              1999
                                                                 --------------    --------------

CURRENT ASSETS:
   Cash and cash equivalents                                     $      157,190    $       94,935
Restricted cash                                                         418,165           406,094
Accounts receivable - trade, net of allowance for doubtful
   accounts of $777,000 and $827,000, respectively                      652,130           890,668
Inventory                                                               533,112           695,478
VAT receivable                                                          469,507           713,221
Prepaid licenses and other current assets                               386,768           417,859
                                                                 --------------    --------------
                Total current assets                                  2,616,872         3,218,255

PROPERTY AND EQUIPMENT, net                                           7,259,091         8,884,204
SMR LICENSES, net of accumulated amortization
   of $1,266,663 and $1,456,000, respectively                        17,113,216        14,888,617
OTHER NONCURRENT ASSETS, net                                              5,189           151,044
                                                                 --------------    --------------

                Total assets                                     $   26,994,368    $   27,142,120
                                                                 ==============    ==============

               LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
     Accounts payable - trade                                    $      477,639    $      739,735
     Accounts payable - affiliates                                   29,456,539        26,433,460
     Accrued liabilities                                                473,092           740,493
                                                                 --------------    --------------

                Total liabilities                                    30,407,270        27,913,688



 STOCKHOLDER'S EQUITY:
     Common stock, $1 par value, 50,000 authorized,
       2 issued and outstanding, respectively                                 2                 2
     Additional paid-in capital                                      20,858,377        20,858,377
     Accumulated deficit                                            (23,675,715)      (21,122,686)
     Accumulated other comprehensive income                            (595,566)         (507,261)
                                                                 --------------    --------------

              Total stockholder's equity                             (3,412,902)         (771,568)
                                                                 --------------    --------------

              Total liabilities and stockholder's equity         $   26,994,368    $   27,142,120
                                                                 ==============    ==============


          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements

                    CENTENNIAL CAYMAN CORP. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                  (UNAUDITED)

                                               For the Three Months Ended    For the Six Months Ended
                                                        June 30,                     June 30,
                                               --------------------------    --------------------------
                                                   2000          1999            2000          1999
                                               -----------    -----------    -----------    -----------
REVENUE:
   Radio service revenue                           962,898      1,367,034      2,113,180      2,848,966
   Equipment sales                                  30,021        448,744        104,414        812,284
   Other                                           167,281          9,374        193,543         40,034

                                               -----------    -----------    -----------    -----------
                                                 1,160,200      1,825,152      2,411,137      3,701,284

                                               -----------    -----------    -----------    -----------
COSTS AND EXPENSES RELATED TO REVENUE:
   Network and site expense                         63,068         44,169        150,987         97,762
   Cost of equipment sold                           15,696        371,252         78,742        831,635
   Maintenance and other                            83,940        111,767        161,092        207,133

                                               -----------    -----------    -----------    -----------
                                                   162,704        527,188        390,821      1,136,530

                                               -----------    -----------    -----------    -----------

OPERATING COSTS AND EXPENSES:
   Selling, general and administrative           1,266,700      1,763,603      2,711,239      3,349,429
   Depreciation and amortization                   908,743        836,817      1,554,929      1,309,210
   Loss on impairment of assets                    395,576             --        395,576             --

                                               -----------    -----------    -----------    -----------
                                                 2,571,019      2,600,420      4,661,744      4,658,639

                                               -----------    -----------    -----------    -----------
OPERATING LOSS                                  (1,573,523)    (1,302,456)    (2,641,428)    (2,093,885)

                                               -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSE):
   Interest Expense                                (14,420)       (10,578)       (22,369)       (39,123)
   Interest Income                                   5,541         45,340         12,504         45,340
   Other                                          (107,616)        85,132         98,264        102,694

                                               -----------    -----------    -----------    -----------
                                                  (116,495)       119,894         88,399        108,911

                                               -----------    -----------    -----------    -----------
NET LOSS                                        (1,690,018)    (1,182,562)    (2,553,029)    (1,984,974)

OTHER COMPREHENSIVE INCOME (LOSS):
    Foreign currency translation adjustments       161,025         88,283        (88,305)        91,314

                                               -----------    -----------    -----------    -----------
COMPREHENSIVE LOSS                              (1,528,993)    (1,094,279)    (2,641,334)    (1,893,660)
                                               ===========    ===========    ===========    ===========


          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements

                    CENTENNIAL CAYMAN CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                             For the Six Months Ended
                                                                                    June 30,
                                                                         ------------------------------
                                                                              2000             1999
                                                                         -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                            $  (2,553,029)   $  (1,984,974)
     Adjustments to reconcile net loss to net cash
          used in operating activities-
             Depreciation and amortization                                   1,554,929        1,309,210
             Loss on disposal of property and equipment                        107,008               --
             Loss on impairment of asset                                       395,576               --
             Allowance for doubtful accounts                                    88,766           70,080
             Changes in operating assets and liabilities-
                (Increase)/decrease in accounts receivable                     106,566          113,310
                (Increase)/decrease in inventory                               (43,484)          34,018
                (Increase)/decrease in other assets                            231,243          176,749
                Increase/(decrease) in accounts payable                       (157,834)          (7,162)
                Increase/(decrease) in accrued liabilities                    (111,018)        (150,745)
                                                                         -------------    -------------
                Net cash used in operating activities                         (381,277)        (439,514)
                                                                         -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                       (579,171)      (1,194,310)
     Acquisition of operating and non-operating,
        entities and spectrum, net of cash acquired                         (2,000,000)        (758,306)
     Cash received on the sale of El Salvador assets                           100,000               --
     Payment of contingent payable to seller                                        --         (400,000)
     (Increase) decrease in restricted cash                                    (12,071)      (1,236,045)

                                                                         -------------    -------------
                Net cash used in investing activities                       (2,491,242)      (3,588,661)

                                                                         -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Advances from affiliates                                                3,023,079        3,980,111

                                                                         -------------    -------------
                Net cash provided by financing activities                    3,023,079        3,980,111

                                                                         -------------    -------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                        (88,305)         (91,314)

                                                                         -------------    -------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                         62,255         (139,378)

CASH AND CASH EQUIVALENTS, beginning of period                                  94,935          559,789

                                                                         -------------    -------------
CASH AND CASH EQUIVALENTS, end of period                                 $     157,190    $     420,411
                                                                         =============    =============



          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements

                    CENTENNIAL CAYMAN CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF JUNE 30, 2000
                                  (UNAUDITED)


NOTE 1.           BASIS OF PRESENTATION

The accompanying interim consolidated financial statements include the accounts of Centennial Cayman Corp. and its subsidiaries (collectively, the "Company"), all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company was incorporated in June 1996 as a wholly owned subsidiary of Cordillera Communications Corp.(formerly Centennial Communications Corp., the "Parent Company"). Centennial Cayman Corp. and subsidiaries (collectively, the "Company") is a Cayman Islands corporation engaged in the acquisition, development and operation of specialized mobile radio ("SMR") and other low-cost, wireless communications networks, the sale of communications services using those networks, and the sale and servicing of related accessory equipment in certain countries of Latin America. The Company has acquired SMR licenses through direct applications to governments, contributions from the Parent Company and through acquisitions of interests in other entities (all of which are wholly owned at December 31, 1999 and June 31, 2000) that have been granted or have applied for SMR licenses.

To date, the Company has been primarily dependent on funds provided by the Parent Company, however, during the three and six months ended June 30, 2000, certain of the subsidiaries have been repaying back receivables owed. The Company has received equity contributions as well as extensions of credit from the Parent Company to fund its activities and anticipates that the Parent Company will make additional equity contributions to the Company.

On August 11, 2000, the Parent Company entered into a Stock Purchase Agreement to sell the capital stock of the Company, for approximately $66.5 million.

The condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management's opinion, all adjustments (which are of a normal recurring nature) have been recorded which are necessary to present fairly the financial position of the Company as of June 30, 2000 and the results of its operations for the three and six months ended June 3, 2000 and 1999.

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. Operating results for the interim periods are not necessarily indicative of results for an entire year.

The Company's Parent incurs certain direct and indirect expenses on behalf of the Company including management, financing and other corporate overhead items. Items directly identifiable to the Company's operations are charged to the Company by the Parent. The Parent also allocates a portion of its corporate overhead based on the estimated level of activity performed by the Parent on behalf of the Company. Such allocations of indirect expenses totaled approximately $396,000 and $566,000 for the three months ended June 30, 2000 and 1999, respectively and approximately $961,000 and $1,036,000 for the six months ended June 30, 2000 and 1999, respectively, and management believes that such amounts reasonably represent the costs that would have been incurred on a stand alone basis. Management believes that the method used to allocate a portion of the Parent Company's corporate overhead is reasonable.

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

The Company amortizes the SMR licenses over the expected life of the license, which may include extension periods if extensions are considered probable. Amortization expense was $187,000 and $329,000 for the three months ended June 30, 2000 and 1999, respectively and $393,000 and $407,000 for the six months ended June 30, 2000 and 1999, respectively.

         Reclassifications

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

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition ("SAB 101"). SAB 101 provides guidance on the recognition, presentation, and disclosures related to revenue in the financial statements. The Company is required to adopt this standard in the fourth quarter of 2000, and the Company's management is still evaluating the impact of such adoption.







NOTE 2.  PROPERTY AND EQUIPMENT

The composition of property and equipment follows:

                                          June 30,         December 31,
                                            2000               1999
                                       --------------    --------------

Network infrastructure                 $    6,369,800    $    7,573,469

Radios                                      3,614,434         3,901,015

Computer equipment and software               523,256           675,483

Furniture and fixtures                        308,771           480,031

Leasehold improvements                        190,749           186,922
                                       --------------    --------------
                                           11,007,010        12,816,920
Accumulated depreciation                   (3,747,919)       (3,932,716)
                                       --------------    --------------
Property and equipment, net            $    7,259,091    $    8,884,204
                                       ==============    ==============

The Company depreciates infrastructure over 10 years, radios over 5 and 3 years, computer equipment and software over 3 years and leasehold improvements over the life of the lease.

Depreciation expense was $721,418 and $654,536 for the three months ended June 30, 2000 and 1999, respectively and $1,161,489 and $1,049,461 for the six months ended June 30, 2000 and 1999, respectively.

NOTE 3.           COMMITMENTS AND CONTINGENCIES

       Recovery of Investments

Since its inception, the Company's efforts have been primarily directed towards raising capital and acquiring, developing and operating SMR and other low-cost, wireless communications networks. Further, the Company has made significant investments in pre-operating entities in various Latin American countries whose primary assets were SMR licenses. The ability of the Company to recover its investment in property, equipment and spectrum is contingent upon the closing of the transaction with Nextel.

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

The Company is not in compliance with certain terms of the concession agreements in Peru including homologation of equipment (certifying the equipment before entering Peru), site to site transmission of signal (currently allowed only site to handset), unauthorized transfer and use of channels between the Peruvian companies and unauthorized use of certain frequencies granted. The Company has applied to correct these non-compliance issues and is waiting for approval from the Peruvian Ministry of Transportation, Communications, Housing and Construction (the "Ministry"). The Company believes that the applications will be approved and will result only in minimal fines, if any; however, there can be no assurance of such outcome. The Company is currently not in compliance with certain minimum subscriber loading requirements with respect to its licenses in the provinces outside Lima/Callao and the Company's paging license. Failure to comply with such requirements may subject the licenses relating to such channels to punitive measures. The Company filed an amendment for each of the Company's two Peruvian subsidiaries relating to these minimum subscriber loading requirements with the Ministry. The Company, based on its own discussions with the Peruvian authorities and based on advice from the Company's outside legal advisors in such matters, believes that the outcome of the items raised by the regulators will not result in an impairment of the carrying amount of the Peruvian licenses.

         Litigation

In the normal course of business, the Company is subject to, and may become a party to, litigation. In management's opinion, none of the matters currently in litigation will have a material impact on the Company's financial position or results of operations.

NOTE 4.           SEGMENT INFORMATION AND GEOGRAPHIC DATA

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

The following information presents certain summarized balance sheet and statement of operations data by geographic region as of June 30, 2000 and 1999 (in 000's).

                               Peru         Chile      El Salvador    Other(1)     Elimination       Total
                           ----------    ----------    -----------   ----------    -----------   ------------

June 30, 2000
Revenues                   $    1,392    $      996    $       23    $       --    $       --    $    2,411
EBITDA                            466            31          (621)         (963)           --        (1,087)
Depreciation and
    amortization                  763           755            36             1            --         1,555
Operating income
    (loss)                       (296)         (724)         (656)         (965)           --        (2,641)
Spectrum, net                   7,369         9,129           568            47            --        17,113
Total assets               $   12,535    $   14,198    $      668    $       47    $     (454)   $   26,994

                              Peru         Chile       El Salvador    Other(1)     Elimination      Total
                           ----------    ----------    -----------   ----------    -----------   ----------

June 30, 1999
Revenues                   $    2,030    $      500    $      224    $      947    $       --    $    3,701
EBITDA                            399          (283)          (74)         (827)           --          (785)
Depreciation and
    amortization                  607           170           107           425            --         1,309
Operating income
    (loss)                       (208)         (453)         (182)       (1,251)           --        (2,094)
Spectrum, net                   7,473         3,851         1,239         1,097            --        13,660
Total assets               $   16,199    $    9,837    $    1,316    $    3,344    $   (2,348)   $   28,348



For the three months ended June 30, 2000 and 1999 (in 000's):


                              Peru         Chile       El Salvador    Other(1)     Elimination      Total
                           ----------    ----------    -----------   ----------    -----------   ----------
June 30, 2000
Revenues                   $      663    $      497    $       --    $       --    $       --    $    1,160
EBITDA                            212            33          (512)         (397)           --          (664)
Depreciation and
    amortization                  523           367            18            --            --           908
Operating income
    (loss)                       (311)         (333)         (529)         (401)           --        (1,574)
Spectrum, net                   7,369         9,129           568            47            --        17,113
Total assets               $   12,535    $   14,198    $      668    $       47    $     (454)   $   26,994


                              Peru         Chile       El Salvador    Other(1)     Elimination      Total
                           ----------    ----------    -----------   ----------    -----------   ----------
June 30, 1999
Revenues                   $    1,108    $      254    $       58    $      405    $       --    $    1,825
EBITDA                            251          (161)           (4)         (552)           --          (466)
Depreciation and
    amortization                  395           104           107           231            --           837
Operating income
    (loss)                       (144)         (265)         (112)         (782)           --        (1,303)
Spectrum, net                   7,473         3,851         1,239         1,097            --        13,660
Total assets               $   16,199    $    9,837    $    1,316    $    3,344    $   (2,348)   $   28,348

----------
(1)      Includes operations in Ecuador and other.

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

On August 11, 2000, the Company entered into a Stock Purchase Agreement with Nextel International (Delaware) Ltd. ("Nextel"), a wholly-owned subsidiary of Nextel International, Inc. ("Nextel International"). Under the terms of the Stock Purchase Agreement, the Company anticipates that Nextel will purchase all of the issued and outstanding capital stock of two of the Company's wholly-owned subsidiaries, Centennial Cayman Corp. and SMR Direct Cayman Corp., for approximately $66.5 million. The sale of these two subsidiaries will constitute a sale of substantially all of the Company's operating assets and will result in the termination of the Company's operations as an operator of SMR radio spectrum and related businesses. As such, the Company has accounted for such operations as discontinued operations, with a measurement date of August 11, 2000. The Company expects to record a gain as a result of this transaction. Closing is expected to occur on August 31, 2000.

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

OVERVIEW

         General

As of June 30, 2000 the Company offers analog SMR service in Peru and Chile. In Peru, the Company commenced operations in May 1996, and in Chile the Company acquired an operating company in January 1998 but did not launch a full scale sales and marketing program until August 1998. As of December 31, 1999 the Company also had operations in Ecuador and El Salvador. During 1999 the Company decided to focus on its Chile and Peru operations, accordingly, on January 27, 2000 the Company completed the sale of 100% of the shares of its Ecuador subsidiary (see Note 4). On February 21, 2000 the Company entered into an agreement for the sale of all of its El Salvador assets, except for its 800 MHz licenses. As part of this transaction, the Company also entered into a management agreement with the purchaser whereby the purchaser will manage the 800 MHz licenses for a period of two years (see Note 4).

The Company has developed its operations in Latin America through the acquisition of non-operating entities, whose primary assets were spectrum, as well as by acquiring operating entities and through the grant of channels from government auctions.

As of June 30, 2000, the Company provided wireless communications services in two Latin American countries. The Company currently holds the largest SMR channel position in Peru, Chile and El Salvador. The Company's strategy was focused on identifying and then deploying the most efficient utilization of its leading channel positions in its principal markets. The Company has developed its operations in Latin America through (i) acquisitions of license holding companies whose primary assets were spectrum, (ii) acquisitions of operating entities, and (iii) acquisition of channels at government auctions and bids.

CONSOLIDATED RESULTS OF OPERATIONS

                                                          (in thousands)                (in thousands)
                                                   three months ended June 30,     six months ended June 30,

                                                    1999      2000      Change     1999      2000      Change
                                                   -------   -------   -------    -------   -------   -------
Total Operating Revenues                           $ 1,825   $ 1,160   $  (665)   $ 3,701   $ 2,411   $(1,290)
                                                   =======   =======   =======    =======   =======   =======

Costs & Expenses Related to Revenues                   528       163      (365)     1,137       391      (746)
                                                   =======   =======   =======    =======   =======   =======

Selling, General & Admin. Expenses Latin America       727       198      (529)     2,313     1,643      (670)
Selling, General & Admin. Expenses Corporate         1,086     1,081        (5)     1,162     1,207        45
                                                   -------   -------   -------    -------   -------   -------
TOTAL SELLING, GENERAL & ADMIN. EXPENSES             1,813     1,279      (534)     3,475     2,850      (625)
                                                   =======   =======   =======    =======   =======   =======

Depreciation & Amortization Latin America              836       909        73      1,309     1,555       246
Depreciation & Amortization Corporate                   51        11       (40)       147        23      (124)
                                                   -------   -------   -------    -------   -------   -------
TOTAL DEPRECIATION & AMORTIZATION                      887       920        33      1,456     1,578       122
                                                   =======   =======   =======    =======   =======   =======

Interest Expense                                     1,359     1,375        16      2,731     2,832       101
Interest Income                                        208       111       (97)       371       237      (134)
                                                   =======   =======   =======    =======   =======   =======

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

Total revenue decreased approximately $665,000 and $1,290,000 during the three and six months ended June 30, 2000, respectively, as compared to the amounts for the corresponding periods in the prior year. The decrease is due to three factors: (i) the sale of its Ecuador subsidiary which resulted in a decrease in revenues of approximately $946,000, (ii) the entry into a management agreement in El Salvador which resulted in a decrease in revenues of approximately $72,000, and (iii) a decrease in equipment sales.

         Costs and Expenses Related to Revenues

Costs and expenses related to revenues include both the cost of service and the cost of equipment sold, and is exclusive of depreciation and amortization. The cost of service represents the cost of maintaining the Company's analog SMR networks, site lease costs, technical expenses and utilities.

Total costs and expenses related to revenues decreased approximately $365,000 and $746,000 during the three and six months ended June 30, 2000, respectively, as compared to the amounts for the corresponding periods in the prior year. The decrease is mainly due to the decrease in equipment sales and the Company's efforts to minimize expenses.

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

Total selling, general and administrative expenses decreased approximately $534,000 and $625,000 during the three and six months ended June 30, 2000, respectively, as compared to the amounts for the corresponding periods in the prior year. Selling, general and administrative expenses decreased in Latin America due to the sale of the Company's Ecuador subsidiary which resulted in a decrease in selling, general and administrative expenses of $559,000, and the Company's ongoing effort to reduce overhead expenses. This decrease was offset by the increase at the corporate level due to the decision of the Company to consolidate its Latin American operations in Denver and to close its Miami office. This decision resulted in increased travel expenses from Denver and severance costs associated with the closing of the Miami office.

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

Depreciation and amortization expense increased approximately $33,000 and $122,000 during the three and six months ended June 30, 2000, respectively, as compared to the amounts for the corresponding periods in the prior year. The increase is due to an increase in depreciation and amortization in the Latin American operations due to the acquisitions completed in January 2000. This increase was offset by a decrease in Latin America due to the sale of the Company's Ecuador subsidiary and El Salvador assets. In addition, depreciation decreased at the corporate level due to the sale of property, plant and equipment completed during 1999.

         Interest Expense

Interest expense increased approximately $16,000 and $101,000 during the three and six months ended June 30, 2000, respectively, as compared to the amounts for the corresponding periods in the prior year. This increase is due to interest on the Exchange and Convertible Notes. As of June 30, 2000, the Company had $23.4 million carrying amount outstanding of its 14% Exchange Notes and $11.9 million of its 9% Convertible Notes. During the three and six months ended June 30, 2000, interest expense reflects the application of a compounded, effective interest rate of approximately 20% on the Exchange Notes. Accretion of discount on the Notes will cause the interest expense to increase in the future. Cash payments of interest on such debt began in July 2000.

         Interest Income

Interest income decreased approximately $97,000 and $134,000 during the three and six months ended June 30, 2000, respectively, as compared to the amounts for the corresponding periods in the prior year. The decrease is due to the decrease in the Company's cash balance, (including restricted cash). The Company's cash balance decreased from approximately $14.0 million as of June 30, 1999 to $6.9 million as of June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has been primarily engaged in development and expansion activities requiring substantial expenditures. Consequently, the Company has reported operating losses before interest of approximately $2.3 million and $2.4 million for the six months ended June 30, 1999 and 2000, respectively. Cash outflows of $1.6 million and cash inflows of $2.5 million net from operating and investing activities for the six months ended June 30, 1999 and 2000, respectively. These change in cash reflect the change in restricted cash.

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

Pursuant to the Exchange Notes agreement, on or after January 31, 2006, at the option of the holders holding at least 5% of the outstanding shares of Series C Preferred, the Company is obligated to redeem shares of Series C Preferred tendered to the Company at a redemption price currently equal to the redemption price discussed below, plus all declared, accrued and unpaid dividends. The Company is only required to redeem shares of Series C Preferred on four occasions in each 12-month period. The Company is obligated to redeem the Series A Preferred and the Series B Preferred annually in one-third increments beginning on June 1, 2006, at the redemption price discussed below, plus all declared, accrued and unpaid dividends.

The redemption price for the Series A Preferred Stock is $25,000 per share (approximately $8.8 million in total), the redemption price for the Series B Preferred Stock is $3.65 per share ($21.0 million in total), and the redemption price for the Series C Preferred Stock is $1.45 per share ($15.1 million in total). The holders of Preferred Stock have an option into convert any or all of the redeemable shares of Preferred Stock to common stock prior to each scheduled annual redemption.

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

Interest payments on the Company's Convertible notes commenced on July 1, 2000 and interest payments on the Exchange notes commence July 1, 2003. Both notes mature on January 1, 2005.

As discussed below, the Company will enter into an agreement to repurchase the Exchange and Convertible Notes.

Nextel Agreement

On August 11, 2000, the Company entered into a Stock Purchase Agreement with Nextel International (Delaware) Ltd. ("Nextel"), a wholly-owned subsidiary of Nextel International, Inc. ("Nextel International"). Under the terms of the Stock Purchase Agreement, the Company anticipates that Nextel will purchase all of the issued and outstanding capital stock of two of the Company's wholly-owned subsidiaries, Centennial Cayman Corp. and SMR Direct Cayman Corp., for approximately $66.5 million. The sale of these two subsidiaries will constitute a sale of substantially all of the Company's operating assets and will result in the termination of the Company's operations as an operator of SMR radio spectrum and related businesses. As such, the Company has accounted for such operations as discontinued operations, with a measurement date of August 11, 2000. The Company expects to record a gain as a result of this transaction. Closing is expected to occur on August 31, 2000.

The payment from Nextel will consist of (a) $36.5 million, which will reflect the allocated purchase price for the business and assets of several Peruvian companies ("Peru Price"), and (b) $30 million, plus interest, which will reflect the purchase price for the business and assets of several Chilean companies ("Chile Price"). Nextel will pay the Peru Price in two payments as follows: (i) $20 million due at the closing of the Stock Purchase Agreement, and (ii) a note payable for $16.5 million bearing interest at 8% per year due 12 months from the closing of the Stock Purchase Agreement. Nextel will pay the Chile Price as follows: (i) $6 million due at the closing of the Stock Purchase Agreement, and
(ii) a note payable for $24 million bearing interest at 8% per year due no later than 24 months after the closing of the Stock Purchase Agreement, upon obtaining necessary regulatory relief from the Chilean government or the full deployment of an iDEN system by Nextel in Chile within such 24 month period. In the event the necessary regulatory relief is not obtained within such 24 month period, the note payable portion of the Chilean Price may be reduced to as low as $10 million.

The Company will indemnify Nextel against (a) damages incurred in connection with, arising out of or resulting from (i) any inaccuracy or breach of any representation or warranty made by the Company pursuant to the Stock Purchase Agreement, (ii) any breach, non-compliance or nonfulfillment by the Company of any material covenant, agreement or undertaking to be complied with or performed by the Company contained in or made pursuant to the Stock Purchase Agreement, and (iii) certain potential tax and regulatory contingencies regarding the past operation of the assets. Nextel, however, is not entitled to make claims for money damages arising out of these obligations unless the amount (individually or in the aggregate) exceeds $100,000. In addition, Company is not required to indemnify Nextel for any amounts that exceed $7,500,000 in the aggregate. In addition, the Company will indemnify Nextel for one-half of the aggregate severance costs incurred and paid by Nextel after the closing date regarding the termination of certain employees of the Peruvian Companies and the Chilean Companies, but only to the extent that the Peruvian employee severance costs do not exceed $500,000 in the aggregate and to the extent the Chilean employee severance costs do not exceed $500,000 in the aggregate.

Nextel will indemnify the Company against damages incurred in connection with, arising out of or resulting from (a) any inaccuracy or breach of any representation or warranty made by Nextel under the Stock Purchase Agreement and (b) any breach, non-compliance or nonfulfillment by Nextel of any material covenant, agreement or undertaking to be complied with or performed by Nextel under the Stock Purchase Agreement.

Nextel International has entered into an agreement with the Company guaranteeing payment obligations and indemnification obligations of Nextel under the Stock Purchase Agreement.

Merrill Lynch Agreements

In conjunction with the Nextel agreement, the Board has authorized agreements with Merrill Lynch Global Allocation Fund, Inc. to be closed contemporaneously with the closing of the Stock Purchase Agreement, through which the Company will repurchase all of its issued and outstanding debt represented by the Company's 14% Exchange Notes in the aggregate amount of $40,000,000 due 2005 (carrying amount of $25.4 million at June 30, 2000) and the Company's 9% Convertible Notes in the aggregate amount of $10,000,000 due 2006 (carrying amount of $11.9 million at June 30, 2000). In exchange for these existing notes, the Company will pay Merrill Lynch $37,350,000 and offer Merrill Lynch a 50% share of the net proceeds received from the disposal any and all assets held by the Company following the closing of the Stock Purchase Agreement. The Company anticipates that the cash portion of the payment will be approximately $31.0 million and that the remainder will be funded by new notes to be issued by the Company in the principal amount of approximately $6.350 million.

Each new note will (i) be due not more than 12 months plus 5 days from the closing of the Stock Purchase Agreement; (ii) bear an interest rate of 8%; (iii) be senior to any and all obligations of the Company to its shareholders, including any rights of the Company's shareholders to the cash proceeds of the deferred purchase price arising out of the Stock Purchase Agreement; and (iv) be secured by the obligations of Nextel to the Company and by the assets of the Company. Upon the Company's repurchase of the Exchange Notes, the Company's public reporting requirements will terminate.

FOREIGN INVESTMENT RISK

The Company's foreign operating subsidiaries are all directly affected by their respective countries' governmental, economic, fiscal and monetary policies and other political factors. The Company believes that its operating subsidiaries' adversely affected by these factors.

INFLATION AND FOREIGN CURRENCY EXCHANGE

The net monetary assets of certain of the Company's subsidiaries are subject to foreign currency exchange risks since they are maintained in local currency. Certain of the Company's subsidiaries operate in countries in which the rate of inflation is significantly higher than that of the United States. The Company will attempt to protect its earnings from inflation and possible currency devaluation by setting prices in direct relation to the dollar and in some cases by periodically adjusting prices in local currencies. However, there can be no assurance that any significant devaluation against the dollar could be offset, in whole or in part, by a corresponding price increase. As of June 30, 2000, the Company has not established any hedge or risk reduction strategies related to its foreign currency exchange rate exposure.

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

All of the Company's revenues during the six months ended June 30, 1999 and 2000 are from foreign subsidiaries while a significant portion of its operations were financed through the financial instruments noted above. The Company has attempted to protect its earnings from inflation and possible currency devaluation by setting prices in direct relation to the dollar and by periodically adjusting prices in local currencies. However, there can be no assurance that any significant devaluation against the dollar could be offset, in whole or in part, by a corresponding price increase. In the near term, the Company's foreign currency exchange rate exposure is limited, as the Company has been transferring available cash generated by its foreign subsidiaries to the United States frequently to minimize the risk of foreign exchange loses. Accordingly, as of June 30, 2000, the Company has not established any hedge or risk reduction strategies related to its foreign currency exchange rate exposure.

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

                                           2000      2001       2002      2003      2004    Thereafter   Total*
                                          ----------------------------------------------------------------------
Exchange Notes (principal only)              --        --         --        --        --      40,000     40,000
Convertible Notes (principal only)           --        --         --        --        --      10,000     10,000
Total Debt Service (principal & interest)   535     1,069      1,069     3,869     6,669      56,287     69,498
Average Interest Rate %                    17.1%     17.6%      18.1%     18.6%     19.0%       19.3%

* The total carrying amount of the Company's debt as of June 30, 2000 was $35,282.

                           PART II - OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS

On March 30, 1997, Telefonica del Peru S.A. ("Telefonica"), petitioned Instituto Nacional de Defensa de la Competencia y de la Proteccion de la Propriedad Intelectual (the "INDECOPI"), the Peruvian trademark authority, to nullify the trademark "Radio Trunking del Peru" previously granted to the Company's subsidiary, SMR Direct Peru, S.R.L. (formerly Mobil Line Peru, S.A.) ("SMR Direct Peru"), by INDECOPI on the grounds that such trademark is not distinctive. At the same time Telefonica challenged SMR Direct Peru's application to use the trademark "Radio Trunking" with a corresponding logo. The Company responded to these petitions on May 15, 1997 and June 12, 1997, respectively. The Company was successful in defending Telefonica's claim with regard to the use of the trademark "Radio Trunking" with the corresponding logo but Telefonica prevailed with regard to the trademark "Radio Trunking del Peru" without the logo. The Company does not believe that the outcome of the lost trademark will have a material adverse effect on the Company's operations in Peru. The Company successfully opposed the registration of the trademark "INSTACOM Radio Trunking" requested by Telefonica del Peru S.A.

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

(a)      Inapplicable.

(b)      Inapplicable.

(c)      Inapplicable

ITEM 5. - OTHER INFORMATION

         CHANNEL HOLDINGS

The table below sets forth the Company's channel holdings and subscriber information in its Latin American markets.

                                                      Total Channel      Subscribers as of    Subscribers as of
                                  POPs (mm)(1)          Holdings(2)         June 30, 2000        June 30, 1999
                               ------------------   ------------------   ------------------   ------------------
PERU
      Lima/Callao                             7.5                  176                7,138                7,137
      Other                                   3.5                  145                  126                   --
                               ------------------   ------------------   ------------------   ------------------
         Total                               11.0                  321                7,264                7,137

CHILE
      Metropolitan Region of
         Santiago                             5.8                  190                4,620                2,722
      Other                                   1.7                1,352                  593                   --
                               ------------------   ------------------   ------------------   ------------------
                                              7.5                1,542                5,213                2,722
EL SALVADOR
      Nationwide(3)                           5.8                  170                   --                  765
                               ------------------   ------------------   ------------------   ------------------


TOTAL(4)                                     24.3                2,033               12,477               10,624
                               ==================   ==================   ==================   ==================

(1) Represents the approximate number of people ("POPs") in the markets in which the Company has channels.

(2) Channels are voice paths on which mobile communications are transmitted. Channels are licensed per geographic area and, using analog technology, each channel can generally serve up to 125 subscribers in a given area. All of the Company's channels are in the 800 MHz spectrum.

(3) As of June 30, 2000 the Company holds channels in El Salvador. However, pursuant to the management agreement signed in February 2000 the Company is not entitled to the revenues and expenses, and therefore to the subscribers of this operation.

(4) As of June 30, 1999 the Company also had channels and subscribers in Ecuador. This operation was sold in January 2000.

ITEM - EXHIBITS AND REPORTS ON FORM 8 K

10.1 Stock Purchase Agreement

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 21, 2000.




                                 CORDILLERA COMMUNICATIONS CORP.
                                 a Delaware corporation


                                 By: /s/  Karl Maier
                                    --------------------------------------------
                                    Name: Karl Maier
                                    Title: President and Chief Executive Officer

                                 EXHIBIT INDEX


Exhibit No.                       Description
-----------                       -----------
    10.1*                   Stock Purchase Agreement

    27                      Financial Data Schedule

-----------
* To be filed by amendment.