Form 10-Q/A
period 2000-06-30
CORDILLERA COMMUNICATIONS CORP
filed 2000-08-23
CIK 1028468

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                  FORM 10-Q/A

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


Date: August 21, 2000.




                                 CORDILLERA COMMUNICATIONS CORP.
                                 a Delaware corporation


                                 By: /s/  Karl Maier
                                    --------------------------------------------
                                    Name: Karl Maier
                                    Title: President and Chief Executive Officer

                                 EXHIBIT INDEX


Exhibit No.                       Description
-----------                       -----------
    10.1                    Stock Purchase Agreement

    27*                     Financial Data Schedule

-----------
* Previously filed.